Form 10-Q
period 2017-11-30
TGS International Ltd.
filed 2018-01-12
CIK 1701859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2017

or

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

13,530,000 common shares issued and outstanding as of January 12, 2018.

TGS INTERNATIONAL LTD.

FORM 10-Q

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited consolidated interim financial statements for the nine month period ended November 30, 2017 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with generally accepted accounting principles in the United States.

3

TGS International Ltd.
Condensed Interim Consolidated Statements of Financial Position
Stated in US dollars
As at
	November 30, 2017	February 28, 2017
	(Unaudited)	(Audited)
ASSETS
Current
Cash and cash equivalents	$6,331	$20,867
Prepaid expenses	2,298	7,548
Trade receivable	5,488	1,490
	14,117	29,905

Long-term
Equipment and fixture (Note 4)	9,422	9,918

Total Assets	$23,539	$39,823

LIABILITIES
Current
Trades and other payables	$12,114	$19,955
Due to related parties (Note 5)	50,879	-
	62,993	19,955

Total Liabilities	62,993	19,955

STOCKHOLDERS’ DEFICIENCY
Capital Stock
Authorized
200,000,000 common stock, voting, par value $0.0001 each
100,000,000 preferred stock, non-voting, par value $0.0001 each
Issued
13,530,000 common stock (Note 6)	1,353	1,353
Additional paid in capital (Note 6)	33,094	33,094
Deficit	(73,633)	(14,327)
Accumulated other comprehensive loss	(268)	(252)

Total Stockholders’ Equity (Deficiency)	(39,454)	19,868

Total Liabilities and Stockholders’ Equity	$23,539	$39,823

The accompanying notes are an integral part of these consolidated financial statements

TGS International Ltd.
Condensed Interim Consolidated Statements of Comprehensive Loss
Stated in US dollars
For the periods ended November 30, 2017
(Unaudited)

	Three months ended November 30,	Nine months ended November 30,
	2017	2017

Revenue	$18,810	$26,627
Cost of goods sold	(13,881)	(18,633)
Gross profit	4,929	7,994

Expenses

Depreciation	509	509
Filing fees	16,611	17,856
General & administration	4,279	6,914
Management fee	4,726	6,207
Professional fees	25,461	35,814
	(51,586)	(67,300)

Net loss	(46,657)	(59,306)

Other comprehensive income (loss)
Foreign currency adjustment	148	(16)

Comprehensive loss	$(46,509)	$(59,322)

Basic and diluted loss per stock	$(0.003)	$(0.004)

Weighted average number of shares outstanding	13,530,000	13,530,000

The accompanying notes are an integral part of these consolidated financial statements

TGS International Ltd.
Condensed Interim Consolidated Statements of Changes in Equity
Stated in US dollars
(Unaudited)

	Common Stock		Additional Paid in	Accumulated Other Comprehensive
	Shares	Amount	Capital	Income	Deficit	Total
Balance, December 1, 2016	-	$-	$-	$-	$-	$-
Common stock issued	13,530,000	1,353	30,103	-	-	31,456
Shareholder contribution on acquisition	-	-	2,991	-	-	2,991
Net loss for the year	-	-	-	-	(14,327)	(14,327)
Other comprehensive loss for the year	-	-	-	(252)	-	(252)

Balance, February 28, 2017	13,530,000	1,353	33,094	(252)	(14,327)	19,868
Net loss for the period	-	-	-	-	(59,306)	(59,306)
Other comprehensive loss for the period	-	-	-	(16)	-	(16)

Balance, November 30, 2017	13,530,000	$1,353	$33,094	$(268)	$(73,633)	$(39,454)

The accompanying notes are an integral part of these consolidated financial statements

TGS International Ltd.
Condensed Interim Consolidated Statements of Cash Flows
Stated in US dollars
For the period ended November 30, 2017
(Unaudited)
Nine months ended November 30,
2017
Operating activities
Net loss for the period	$(59,306)
Item not affecting cash:
Depletion and depreciation	509

Changes in non-cash working capital:
Trade receivable	(3,935)
Prepaid expenses	5,432
Trade and other payables	(8,356)
Due to related parties	50,610

Net cash used in operating activities	(15,046)

Effect of exchange rate changes on cash	510

Net cash increase (decrease) for period	(14,536)

Cash and cash equivalents, beginning of the period	20,867

Cash and cash equivalents, end of the period	$6,331

The accompanying notes are an integral part of these consolidated financial statements

Note 1 – Nature and Continuance of Operations AND GOING CONCERN

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

Going Concern

These condensed interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Corporation and its subsidiaries will be able to meet its obligations and continue its operations for next fiscal year. Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Corporation be unable to continue as a going concern. At November 30, 2017, the Corporation had not yet achieved profitable operations and has a negative working capital of $48,876 and accumulated losses of $73,633 since its inception. The Corporation expects to incur further losses in the development of its business, all of which casts substantial doubt about the Corporation’s ability to continue as a going concern. The Corporation’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management anticipates that additional funding will be in the form of equity financing from the sale of common stock. Management may also seek to obtain short-term loans from the directors of the Corporation. There are no current arrangements in place for equity funding or short-term loans.

Note 2 – Summary of Significant Accounting Policies

This summary of significant accounting policies is presented to assist in understanding the condensed interim consolidated financial statements. The condensed interim consolidated financial statements and notes are the representations of the Corporation’s management, who is responsible for their integrity and objectivity. The condensed interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 210 8-03 of Regulation S-X, and therefore do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. These condensed interim consolidated financial statements should be read in conjunction with the annual consolidated financial statements and footnotes for the period ended February 28, 2017 included in the Corporation’s filed Form S-1.

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

The functional currency of the Corporation and its subsidiaries is Canadian dollars (“C$”). The Corporation’s reporting currency is the United States currency (“US dollars”).

While the information presented in the accompanying condensed interim consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operation and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. Operating results for the period ended November 30, 2017 are not necessarily indicative of the results that can be expected for the year ended February 28, 2018.

Note 2 – Summary of Significant Accounting Policies (CONT.)

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

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU requires the Company to perform its annual, or applicable interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge must be recognized at the amount by which the carrying amount exceeds the fair value of the reporting unit; however, the charge recognized should not exceed the total amount of goodwill allocated to that reporting unit. Income tax effects resulting from any tax deductible goodwill should be considered when measuring the goodwill impairment loss, if applicable. This ASU is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019 (fiscal 2021). The Corporation does not expect the adoption of this guidance will have a material impact on its consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the SEC did not or are not believed to have a material impact on the Corporation’s present or future consolidated financial statements.

NOTE 3 – BUSINESS ACQUISITION

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
3,145

NOTE 3 – BUSINESS ACQUISITION (CONT.)

The acquisition constitutes a business combination and is accounted for in accordance with Accounting Standards Codification 805 – Business Combinations.

The acquisition date fair value of consideration transferred in the transaction was $3,145 which approximates the fair value of the net assets received. All costs associated with the transaction were expensed as incurred. At the time of acquisition, gross contractual amounts receivable were $3,916, and were collected subsequent to the transaction.

NOTE 4 – PROPERTY AND EQUIPMENT

Period ended September 30, 2017	Furniture & Fixtures	Total
Cost
Beginning balance	$9,918	$9,918
	-	-
Ending balance	9,918	9,918
Accumulated Depletion
Beginning balance	-	-
Depreciation	(509)	(509)
Foreign exchange difference	13	13
Ending balance	(496)	(496)
Book Value	$9,422	$9,422

Period ended December 31, 2016	Furniture & Fixtures	Total
Cost
Beginning balance	$-	$-
Addition	9,918	9,918
Ending balance	9,918	9,918
Accumulated Depletion
Beginning balance	-	-
Depreciation	-	-
Ending balance	-	-
Book Value	$9,918	$9,918

NOTE 5 – DUE TO RELATED PARTIES

As at November 30, 2017, the Corporation was obligated to shareholders for funds advanced to the Corporation for working capital, in the amount of $50,879 (February 28, 2017 - $Nil). The advances are unsecured and no interest rate or payback schedule has been established.

NOTE 6 – COMMON STOCK

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

General Overview

TGS International Ltd. (“TGS International”) was established on December 1, 2016 in Nevada, USA. On December 21, 2016, TGS International acquired TGS Building Products Ltd. of Alberta (“TGS Alberta”) as its wholly subsidiary. TGS Alberta was established in March, 2016 in Alberta, Canada to engage in the sale and of PVC wall and ceiling panels in North America, and to carry on a local PVC panel installation and renovation business. TGS Alberta has worked closely with a PVC products manufacturer in China to bring the Company’s newly-formulated PVC products into Canada. We are a development stage company; having entered into the development stage on December 21, 2016.

Our executive offices are located at Unit 3, 6420 – 4 Street NE, Calgary, Alberta, Canada T2K 5M8. Our telephone number is (403) 616 - 9226.

Our Company specializes in the design, procurement, marketing, sale, distribution, and installation of indoor PVC (polyvinyl chloride) wall and ceiling panels for residential, commercial, and industrial applications. Initially, the Company is focusing on the production and sale of white PVC wall and ceiling panels in standard width of 16 inches to better streamline its operations, and to ensure quality control and timely delivery of its products to customers. Colored and textured panels will be offered as special custom orders on a per project basis.

The Company has designed a mold for its PVC panels as shown below. The mold has been manufactured and placed with its manufacturer in China.

(dimensions in mm)

In addition to PVC wall and ceiling panels, the company also offers a selection of PVC floorings as a part of the company’s product line.

Plan of operation for the 12 months beginning December 1, 2017

We intend to continue to develop our PVC panel sales and distribution network during the twelve months beginning December 1, 2017. We estimate our operating expenses and working capital requirements for the twelve month period beginning September 1, 2017 to be as follows:

Estimated Expenses For the Twelve Month Period Beginning	Planned	Anticipated
December 1, 2017	Expenditures	Completion

Professional Fees (legal, accounting, audit)	$40,000	12 months
Inventory	$50,000	12 months
Website Design, Marketing,	10,000	12 months
General & administrative	$25,000	12 months
Total	$125,000

At present, our cash requirements for the next 12 months (beginning December 1, 2017) outweigh the funds available to maintain or develop our business. Of the estimated $125,000 that we require for the 12 months, we had approximately $6,331 in cash and cash equivalents as at November 30, 2017. In order to improve our liquidity, we plan to pursue additional equity financing from private investors or possibly a registered public offering. We do not currently have any definitive arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to raise sufficient additional financial, we will be required to scale back our business plan to accommodate the funds available to us. This would involve the elimination of all non-essential expenditures, such as inventory purchases, marketing & web design, and administrative expenses not related to our public reporting requirements.

If we are able to raise the required funds to fully implement our business plan, we plan to implement the business actions in the order provided below. If we are not able to raise all required funds, we will prioritize our corporate activities as chronologically as follows:

December 1, 2017 to November 30, 2018:

•	Market our products and services to our various contacts
•	Establish a partnership or strategic relationship with builders, and other distribution companies.
•	Complete inventory purchases.
•	Design our website.
•	Design marketing materials.
•	Participate at trade shows.

Results of Operations

Three Months and Nine Months Ended November 30, 2017

	Three Months Ended November 30, 2017	From Nine Months Ended November 30, 2017
Revenue	$18,810	$26,627
Gross Profit	$4,929	$7,994
Operating Expenses	$51,586	$67,300
Net Loss	$(46,657)	$(59,306)

Revenues

We had revenues of $18,810, gross profit of $4,929, and incurred a net loss of $46,657 for the period three months ended November 30, 2017. During the nine months ended November 30, 2017, we had revenues of $26,627, gross profit of $7,994, and incurred a net loss of $59,306.

The following table summarizes our expenses by category incurred during the three and nine month periods ended November 30, 2017:

	Three Months Ended November 30, 2017	Nine Months Ended November 30, 2017
Filing Fees	$16,611	$17,856
General and administrative	4279	6914
Management Fee	4726	6207
Professional Fees	25,461	35,814
Total Expenses	$(51,586)	$(67,300)

Our expenses during the three and nine months ended November 30, 2017 consisted primarily of professional fees (legal and audit fees), management fees, general & administrative fees, and filing fees incurred in the preparation and filing with the Securities and Exchange Commission of a Registration Statement on Form S-1 related to the resale to the public by certain selling shareholders of up to 4,030,000 shares of our common stock. The Registration Statement became effective on October 4, 2017.

Liquidity and Capital Resources

Our balance sheet as of November 30, 2017 reflects current assets of $14,117 consisting of cash and cash equivalents ($6,331), prepaid expenses ($2,298) and trade receivables ($5,488), and a working capital deficit in the amount of $48,876. Our liabilities of $62,993 as at November 30, 2017 consisted of trades and other payables ($12,114), and $50,879 due to related parties. By comparison, as at February 28, 2017 we had current assets of $29,905 consisting of cash and cash equivalents ($20,867), prepaid expenses ($7,548) and trade receivable ($1,490). Our liabilities as at February 28, 2017 consisted entirely of trades and other payables of $19,955. We have insufficient working capital to carry out our stated plan of operation for the next twelve months.

Working Capital

	At November 30, 2017	At February 28, 2017
Current assets	$14,117	$29,905
Current liabilities	62,993	19,955
Working capital (deficit)	$(48,876)	$9,950

As of November 30, 2017, we had accumulated losses of $73,633 since inception, have not achieved profitable operations, and expect to incur additional losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern.

Cash Flows

Nine Months Ended
November 30,
2017
Net cash (used in) operating activities	$(15,046)
Effect of exchange rate on cash	510
Net (decrease) in cash during period	$(14,536)

Operating Activities

Net cash used in operating activities during the nine months ended November 30, 2017 was $15,046. During the same period we experienced a $510 cash gain resulting from exchange rate changes resulting in an aggregate cash loss of $14,536 for the period.

Financing Activities

We did not engage in any financing activities during the nine months ended November 30 , 2017.

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

Critical Accounting Policies

Basis of Presentation

The Company’s condensed interim consolidated financial statements included herein are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. These condensed interim consolidated financial statements include the Corporation’s wholly owned subsidiary, TGS Building Products Ltd., and 100 percent of its assets, liabilities and net income or loss. All inter-company accounts and transactions have been eliminated.

The functional currency of the Company and its subsidiaries is Canadian dollars (“C$”). The Company’s reporting currency is the United States currency (“US dollars”).

While the information presented in the accompanying condensed interim consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operation and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. Operating results for the period ended November 30, 2017 are not necessarily indicative of the results that can be expected for the year ended February 28, 2018.

Recent Accounting Pronouncements

The Company adopts new pronouncements relating to accounting principles generally accepted in the United States of America applicable to the Company as they are issued, which may be in advance of their effective date. Management does not believe that any recently issued, but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This ASU clarifies the definition of a business in order to assist companies in the evaluation of whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The amended guidance also removes the existing evaluation of a market participant’s ability to replace missing elements and narrows the definition of output to achieve consistency with other topics. This ASU is effective for fiscal years beginning after December 15, 2016 (fiscal 2018), and interim periods within those fiscal years. The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial statements.

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU requires the Company to perform its annual, or applicable interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge must be recognized at the amount by which the carrying amount exceeds the fair value of the reporting unit; however, the charge recognized should not exceed the total amount of goodwill allocated to that reporting unit. Income tax effects resulting from any tax deductible goodwill should be considered when measuring the goodwill impairment loss, if applicable. This ASU is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019 (fiscal 2021).

The Corporation does not expect the adoption of this guidance will have a material impact on its consolidated financial statements.

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU requires the Company to perform its annual, or applicable interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge must be recognized at the amount by which the carrying amount exceeds the fair value of the reporting unit; however, the charge recognized should not exceed the total amount of goodwill allocated to that reporting unit. Income tax effects resulting from any tax deductible goodwill should be considered when measuring the goodwill impairment loss, if applicable. This ASU is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019 (fiscal 2021). The Corporation does not expect the adoption of this guidance will have a material impact on its consolidated financial statements.

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

We incurred cumulative net losses of $73,633 during the period from December 1, 2016 (inception) to November 30, 2017 and had cash (and cash equivalents) of $6,331 as at November 30, 2017. We are in the development stage and have yet to attain profitable operations and in their report on our financial statements for the fiscal year ended February 28, 2017, our independent auditors included an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors.

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

We require approximately $125,000 to carry out our planned business activities over the next 12 months and had approximately $6,331 in cash and cash equivalents on hand as of November 30, 2017. We do not currently have any arrangements for additional financing. We will have to raise additional funds for the development of our business and the marketing of our products. Such additional funds may be raised through the sale of additional stock, stockholder and director advances and/or commercial borrowing. There can be no assurance that a financing will continue to be available if necessary to meet these continuing development costs or, if the financing is available, that it will be on terms acceptable to us. The issuance of additional equity securities by us will result in a significant dilution in the equity interests of our stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may not be able to expand or continue our operations and developments and so may be forced to scale back or cease operations or discontinue our business and you could lose your entire investment.

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

Because our principal assets and our directors and officers are located outside of the United States, it may be difficult for you to enforce your rights based on U.S. Federal Securities Laws against us or our officers and directors, or to enforce U.S. Court Judgments against us or our sole officer and director in Canada.

Our officers and directors resides in Canada. In addition, although we are a Nevada corporation, our primary assets, which include cash, trade receivables, and any inventory we may acquire, will be located outside of the United States. It may therefore be difficult for investors in the United States to enforce their legal rights based on the civil liability provisions of the U.S. Federal securities laws against us in the courts of either the U.S. or in Canada and, even if civil judgments are obtained in U.S. courts, to enforce such judgments against our officers and directors in courts of Canada. Further, it is unclear whether extradition treaties now in effect between the United States and Canada would permit effective enforcement against us or our officers and directors of criminal penalties, under the U.S. Federal securities laws or otherwise.

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

Unlike employees, whom we can closely supervise and monitor, independent contractors enjoy certain autonomy to decide how best to do the task for which we hired them. We may be liable for injuries a consultant suffers on the job. Employees who are injured on the job are usually covered by workers’ compensation insurance. In exchange for the benefits they receive for their injuries, these employees give up the right to sue their employer for damages. Consultants are not covered by workers’ compensation, which means that if they are injured on the job, they might be able to sue us and recover damages.

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

As a result of the registration of our common shares on Form S-1 effective October 4, 2017, as required under Section 15(d) of the Securities Exchange Act of 1934, we will file periodic reports with the Securities and Exchange Commission through October, 2018, including a Form 10-K for the year ended February 28, 2018 and a Form 10-Q for the six months ended August 31, 2018. At or prior to February 28, 2017, we may voluntarily file a registration statement on Form 8-A, which would subject us to all of the reporting requirements of the 1934 Act, and require us to file quarterly and annual reports with the SEC and will also subject us to the proxy rules of the SEC. In addition, our officers, directors and 10% stockholders would be required to submit reports to the SEC on their stock ownership and stock trading activity. We are not required under Section 12(g) or otherwise to become a mandatory 1934 Act filer unless we have more than 2,000 shareholders (of which 500 may be unaccredited) and total assets of more than $10 million on February 28, 2018 If we do not file a registration statement on Form 8-A at or prior to February 28, 2018, we will continue as a reporting company and will not be subject to the proxy statement requirements of the 1934 Act, and our officers, directors and 10% stockholders will not be required to submit reports to the SEC on their stock ownership and stock trading activity.

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

TGS INTERNATIONAL LTD.

Dated: January 12, 2018	By:	/s/ Chung Szeto
Chung Szeto
President, Chief Executive Officer and Director
Principal Executive Officer

Dated: January 12, 2018	By:	/s/ Sau Chun Yu
Sau Chun Yu
Secretary, Treasurer, Chief Financial Officer, Director,
Principal Accounting Officer, Principal Financial Officer

