Form 10-K
period 2018-02-28
TGS International Ltd.
filed 2018-05-29
CIK 1701859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2018

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________ to ___________

Commission file number   333-217451

TGS INTERNATIONAL LTD.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Unit 3, 6420 - 4th Street NE, Calgary, Alberta, Canada	T2K 5M8
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (403) 616 – 9226

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

N/A
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging grown company,” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging Growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on November 30, 2017 was zero based on a zero average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed third fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
13,530,000 common shares as of April 30, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to “common shares” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our” and “our company”, mean TGS International Ltd. and our wholly owned subsidiaries, MJP Lightings Solutions Ltd., a British Virgin Islands corporation and MJP Holdings Ltd., an Alberta, Canada corporation.

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

Products

The Company specializes in indoor PVC (polyvinyl chloride) wall and ceiling panels for residential, commercial, and industrial applications. Initially, the Company is focusing in the production and sale of white PVC wall and ceiling panels in standard width of 16 inches to better streamline its operations and to ensure a quality and timely delivery of its products to customers. Colored and textured panels will be offered as special custom orders on a per project basis. In addition to PVC wall and ceiling panels, the company also offers a selection of PVC floorings as a part of the company’s product line.

Product Sourcing

TGS purchases its products from a Chinese manufacturer. On June 4, 2017, we entered into a marketing and sale agency agreement with this Chinese manufacturer. With this agreement, we will be responsible for the marketing and sale of products in Canada. The agreement is for a term of 2 years with automatic renewal for one year term for subsequent years. There are no royalties payable pursuant to the agreement and no pre-determined wholesale or retail prices. Wholesale product pricing will be determined by the parties on a continual basis, and retail pricing will be at the discretion of TGS. The Chinese manufacturer will manufacture PVC panels to order based on the mold designed by the company, or to such other specifications as may be requested by the company from time to time. The company will strive to maintain a solid rapport with its manufacturer to ensure the company will have a good quality product and enhanced reliability in manufacturing and delivery. TGS also plans to work closely with its manufacturer to diversify its products to present a more complete and varied product line.

Benefit of PVC Panels

PVC panels boast many advantageous qualities for building applications both traditional and creative. Their usage has gained increasing popularity as they are ideal alternatives for conventional building materials such as drywalls and plywood, particularly in areas exposed to water and moisture.

Easy Installation. PVC panels are quick and easy to install, without the need for complex specialty tools. Their interlocking design is based on a simple tongue-and-groove mechanism, pieced together like a jigsaw puzzle. Fasteners are hidden inside the grooves and finished off with specially designed trimmings to provide a smooth and clean finish. Panels are available in standard width and customizable lengths to accommodate to different project requirements.

Low Maintenance. PVC panels require minimal effort to maintain and cleaning only involves water and a mild soap solution using a sponge or soft bristle brush. On most occasions, wiping will be sufficient.

Waterproof and Mold Proof. One of the most appealing selling points of PVC panels is their water-resistant capability; ideal for use in areas with frequent exposure to water that would otherwise damage alternative wall applications. Because of their ability to repel water, they are also highly resistant to mold and bacteria, making them highly hygienic and suitable for environments with stringent health and safety requirements.

Fire and Chemical Resistant. The chemical makeup of PVC panels provides an inherit resistance to fire and most corrosive chemicals. Not only do they offer a safe environment for application but also longevity not obtainable with conventional building materials.

Lightweight yet Durable. With their hollow design and standard widths, PVC panels are easy to transport and lightweight compared to other materials of similar application. Nonetheless, they are also very durable and robust; materials that can withstand even the toughest and most demanding environments.

Bright and Clean. The smooth, glossy finish of the panels helps reflect light, offering interiors a bright and clean appearance. As long as the panels are installed indoor as directed, they are fade resistant and the surface will remain fresh and clean for a long period of time.

Versatile Application. PVC panels are suitable for virtually all indoor settings and environments whereby walls and ceilings exist. They can be installed as a new walls system or retrofitted to existing surfaces with little complications. The panels can be installed horizontally, vertically, or even diagonally to accommodate to the needs and tastes of individual customers.

Cost and Time Effective. The simplicity of PVC panels calls for straightforward labour. No additional plastering or painting is required. Not only can projects be completed in a fraction amount of time in comparison to drywall, but money is also saved as labour cost is significantly reduced.

Recyclable. PVC panels can be recycled and reshaped into new products.

PVC panel Applications

Due to the versatility of the products, PVC panels can be utilized in a wide array of different applications within residential, commercial, and industrial settings. They are ideal alternatives to traditional wall systems not only for their functionality but also for their decorative aptitude.

Residential Use	Commercial Use	Industrial Use
Kitchen	Office	Agricultural facilities
Bathroom	Car Washes	Meat packaging plants
Indoor Pools	Laundromats	Food processing plants
Laundry Room	Supermarkets	Chemical processing plants
Living Room	Health care facilities	Factories /Warehouses
Garage	Hospitality facilities	Laboratories
Basement	Gyms/Aquatic centres	Marinas/Fisheries

Installation Overview

Cutting. The panels can be cut vertically or horizontally using simple woodworking tools. They can be cut using a normal fine-toothed wood saw or with a jigsaw.

Fitting to Walls. The panels can be fitted directly to the wall and can be fixed straight over tiles. Only on exceptionally uneven/bad conditioned walls do they need to be fitted to battens. The panels can be glued, screwed, nailed or stapled as desired. Due to the tongue and groove nature of the paneling, they can be fixed through the tongue, such that the fixings are always hidden.

Fitting to Ceilings. Panels can be fitted using adhesive, staples or screws. If suspending from the ceiling, panels can be fitted using a metal hanger bracket or attached to a wooden framework. To cut holes for spotlights, a hole cutting attachment for an electric drill is ideal.

Industry Analysis

Construction Industry

Canada’s construction industry activity dropped from US$294.1 billion in 2014 to US$289.0 billion in 2015, marking a 1.7 percent decline, following an average annual growth of 3.6 percent for four consecutive years. Weak economic conditions, low commodity prices, poor fixed-capital investments, public spending cuts, and a high rate of unemployment all contributed to this weak performance. Despite this downturn, industry activity is expected to pick up in 2016 with marked improvement over the next five years to reach US$321 billion by 2020, driven by investment in public infrastructure, renewable energy infrastructure and commercial projects, and improvements in consumer and investor confidence. Growing population and urbanization, and improvements in domestic manufacturing activities are predicted to be the main drivers behind the industry growth up until 2020 in Canada. Several government programs, such as the Affordable Housing Initiative (AHI), New Building Canada Plan (NBCP) and Made in Canada, will also continue to support the industry’s growth over the forecast period.

Non-residential and engineering construction projects will remain the keystones of provincial and federal governments ten-year plans. As a start, the second quarter of 2016 saw investment in non-residential construction rising 0.2 percent to $12.6 billion from the previous quarter. However, construction activity will vary greatly across provinces, with some regions impacted by lower commodity prices, delayed or cancelled projects and declining employment.

Alberta. Low oil and natural gas prices in Alberta will continue to hinder engineering, institutional, and industrial construction until 2019. Commercial building, on the other hand, will continue into 2016 with existing projects, before slowing in 2017 and growing in steady increments over the long term.

Manitoba. The province’s diverse economic sectors offer potential for growth as major new hydro, transmission and pipeline projects go underway. It is also anticipated that there will also be a gradual rise in commercial and industrial building construction and growing demand for maintenance work.

Saskatchewan. It is anticipated that non-residential building construction will be maintained at high levels until 2021 by major mining and infrastructure projects, as well as steady gains in maintenance work in the near term. As projects wind down after 2021, the decline in engineering-related work declines will be offset by moderate growth in industrial, commercial and institutional (ICI) building construction.

British Columbia. Construction in 2016 will begin in a growth phase with new infrastructure projects and energy development leading investment.

Residential

Residential construction is expected to take on more importance in the industry over the next five years, to account for 38.4 percent of the industry’s total value in 2020. The market will be supported by a rising population, urbanization, improving economic conditions, as well as the government’s initiative to provide affordable houses to the lower- and middle-class population through the Affordable Housing Initiative. The Canadian government is planning to spend US$6.0 billion in social infrastructure by 2020, which includes expenditure on renovation and new housing buildings construction.

Housing Starts

After years of record growth, nationwide housing starts are expected to slow in 2018 and 2019. While there is an overall decline in new housing starts at the national level, activity will vary greatly amongst different provinces. Oil-producing provinces such as Alberta, Saskatchewan, and Newfoundland and Labrador are expected to experience continual decline before rebounding.

Renovations

While new housing slows, renovation work continues to rise in Canada across all provinces. Renovation spending is an important part of Canada’s economy, contributing roughly $15 billion to the local market in 201512 and accounting for 3.4 percent of the gross domestic product in 2014. From the millennium up to the recession, the renovation industry has grown by 8.7 percent annually and 2.6 percent per year post-recession. With Canadians struggling to afford new housing options, many have turned to renovations as a way to achieve better living spaces.

Market Size and Growth

In 2013, roughly 39.3 million tons of PVC were consumed worldwide, making it one of the most widely produced plastics in addition to polypropylene (PP) and polyethylene (PE). According to German market research firm Ceresana, demand for PVC is expected to rise by 3.2 percent per annum until 2021. Asia-Pacific currently makes up the largest market in sales, accounting for 56 percent of global consumption. It will remain as the highest growth market in the upcoming years, followed by North America and Western European, who are experiencing growth again after losses in previous years.

The construction industry has been recognized as the leading market for the sale of PVC products. Despite a slowdown, China’s construction industry remains the highest growing market in the world, followed by India, who is expected to grow at a rate of 4.9 percent per year. With positive developments in the construction industry, demand for PVC products in the United States and Canada is projected to be on a steady rise, rebounding from weak domestic demand in previous years.

Market Strategy

Agricultural

Agricultural facilities will represent one of the major target markets of the Company. Among agricultural facilities, TGS will largely be focusing its initial marketing efforts towards the Hutterites colonies within Canada through various forms of direct marketing. The Hutterites, with their concentrated geographic locations and dominant agricultural background, are ideal customers for the Company. This largely untapped market presents a tremendous potential as they allow for the purchase of large volume and opportunity for recurring business. Word-of-mouth is a very effective form of advertisement within such tightly knit community. TGS hopes to take advantage of such once it gains entry into this market. The Company will be working closely with agents with experience conducting business with the Hutterites colonies to maximize its marketing reach.

Each Hutterite colony is inhabited by 50 to 120 people with an average of 80 people and 14 families. Almost all Hutterites are sustained through farming, an occupation of utmost importance pertaining to their religious beliefs. Most colonies grow crops and manage farms between 3,000 and 12,000 acres. They also raise a large amount of livestock, at times producing 10 to 30 percent of a province’s hogs, eggs, or turkeys18.

Residential

TGS will also be pursuing the home renovation market where PVC panel could be a practical replacement to drywall installations, particularly where moisture and mold growth are issues. The Company will work with experienced contractors that can seek out potential market in the residential sector and, at the same time, generate enough buzz within the market to enhance consumer interest and knowledge for how PVC panels can be incorporated into their homes.

According to Canada Mortgage and Housing Corporation’s last issue of Renovation and Home Purchase Report published in 2012, contractors continue to play a big part in homeowner’s renovation projects. Among households that renovated in 2011, 35 percent contracted out all the work, 30 percent contracted out partial of the work, 29 percent engaged in the work themselves, and 5 percent purchased materials and contracted out the labor. Respondents between ages 45 to 54 performed 28 percent of all renovations, the highest among all the age groups, followed by age 55 to 64, age 35 to 44, age 65+, and lastly, age 25 to 34. The average cost of renovations was highest among the highest income brackets, led by those earning over $100,000 (at an average cost of $18,604), followed by those earning $80,000 to $99,999 (average cost of $11,827).

Commercial and Industrial

For the commercial and industrial market, the Company will target facilities where frequent exposure to water may pose as a concern, such as car wash facilities. As well, it will also target warehousing facilities for which the use of PVC wall panels could substantially reduce cost and installation time. PVC panels can also be considered for use in temporary facilities in which the panels can be removed at the end of the job and relocated to another facility.

Marketing and Sale Strategy

Pricing

A competitively lower price point will be set at the initial stage of the Company’s operations to avoid direct competition with the existing suppliers in Canada. This pricing strategy aims to overcome the challenge of being a new entry into the market and to attract larger volumes sales from contractors and the Hutterite colonies in hopes of retaining them as repeat customers. Generally, the Company aims to sell its products at 10% below the selling price of other suppliers while achieving a gross profit margin of at least 15% to 20%. Based on the company’s recent review, the market selling price of PVC panels ranges from $1.30 to $1.80 per square foot. Despite the company’s appealing price structure, it is important for the consumers to be aware that quality will not be comprised. TGS’ lowered pricing approach should be achievable through a combined competitive advantage of having its products sourced overseas, an effective coordination of logistic functions and a simple corporate structure. Once the Company establishes a stable foothold in the market, price adjustments can be made as needed to achieve a more favorable profit margin.

Inventory, Sales and Distribution

We do not currently maintain an inventory of products, although we intend to do so when we have sufficient capital to procure an inventory of our custom designed panels. We will require a minimum investment of $50,000 to manufacture the first container of our custom designed PVC panels. A container represents the minimum shipping quantity available to us.

TGS does not intend to carry any large amount of in-house inventory and will aim to complete orders only upon the fulfillment of a minimum shipping quantity. It is, therefore, imperative that a significant sales volume be achieved, not only to offset the reduced profit margin due in part of the lower pricing, but also to attain maximum economy in shipping and to eliminate the cost for inventory storage. Generally, shipments of products will be shipped to Calgary and from Calgary the products will be distributed to customers. Although we do not currently require a warehouse facility, we anticipate that we will require a modest warehousing or storage space once we invest in an inventory of our custom designed panels. Such spaces are commonly available in Calgary on a month to month basis.

When we do obtain inventory, wholesale prices will be negotiated on a case by case basis. Similarly, we will negotiate retail prices on a case by case basis, typically incorporating a markup of 15% to 30% from the factory wholesale price. Generally, all payments will be due upon delivery. For large orders, we will require a deposit of 30%. We will either receive payments directly from customers or from our agents.

The sale of TGS’ products will primarily be conducted through direct sale or the company’s sales agents. Initially, TGS plans to have two groups of sales agents, with one group located in northern Alberta and one group located in southern Alberta. Generally, the Company would require a deposit of 30% upon receiving an order and a final payment on delivery. Importantly, our ability to engage sales agents is subject to our raising sufficient capital to finance inventory, marketing expense, and general and administrative expenses.

Promotion

Direct marketing, public relations, simple advertisements and word-of-mouth will be TGS’ primary promotional strategy. We will also focus our marketing efforts towards farming communities in the form of direct fax advertising to create awareness and stimulate consumer interest. Facsimile remains a common form of communication channel within the farming communities, such as Hutterite colonies. The advertisement will provide general information about our products and direct the viewer to the Company’s sales agent to obtain further details. As the sales agent will be the representative for the Company, strong interpersonal skills and public relations will be imperative for the closing of the transactions. In any sale, the ultimate goal for the Company is to foster long-term relationships with potential and existing clients in hopes of generating positive word-of-mouth referrals.

Target Customers

Initially, TGS will target its marketing efforts toward few group of customers, such as farming communities, contractors, home builders and developers. These customer groups should tend to purchase in large volume and bring recurring business. By focusing on these few initial customer groups, this will allow the Company to operate more on a person-to-person basis and to develop a good relationship which should lead to recurring business.

Competitive Analysis

The market for PVC wall and ceiling panels in Canada is still in its infancy state with a limited number of competitors in the industry. Currently, there several Canadian companies selling their own brand of PVC wall and ceiling panels in western Canada. Accompanying their direct sales approach are distributors in various regions that help market and promote their products.

Despite being a new player in the market, TGS believes that it is well positioned to enter into the market due to its low overhead structure and strong relationship with its PVC products manufacturer in China.

Competitive Products

Drywall is the main competitive product to PVC panels. It is the most commonly used product for wall and ceiling installations. However, there are locations where drywall installation is not suitable, particularly in moist and wet locations such as car wash facilities. Using PVC panels would be a more suitable installation for moist and wet locations. PVC panels could also be better suited for temporary facilities for which the PVC panels can be removed at the end of the job and relocated to another location.

In addition to various advantages of using PVC panels, PVC panel installation is also cost effective in comparison to drywall installation. With finish surface, PVC panel installation doesn’t require tapping, mudding, sanding and painting as for drywall installation. This saves a lot of installation time and thus labor cost. Based on the current pricing, it is estimated that a drywall installation would cost significantly higher than the cost of PVC panel installation. For example for an area of 1,000 square feet, it is estimated that the installation cost using PVC panels would be in the range of about $2,000 comparing to $4,000 for drywall installation.

Employees

Currently we do not have any employees. Our President, Chief Executive Officer and director, Chung Szeto, provides his services as a consultant to our Company on a full-time basis. Our Secretary, Treasurer, and Director, Sau Chun Yu provides her services as a consultant to our Company on a part-time basis. Our officers and directors provide services to our business on a consulting basis in order to eliminate overhead costs that we would be required to incur upon the engagement of employees, including employment insurance and workers compensation premiums. We do not expect any material changes in the number of employees over the next 12-month period and will continue to outsource contract employment as needed.

Description of Property

Our executive and administrative offices are located at Unit 3, 6420 – 4 Street NE Calgary, Alberta, Canada T2K 5M8. The space, which is approximately 300 square feet, is currently provided to us at no cost by our officers and directors. We believe that our office space is sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

Subsidiaries

We have one wholly owned subsidiary, TGS Building Products Ltd, an Alberta (Canada) company, incorporated on March 8, 2016.

Intellectual Property

We assert common law trademark rights in the province of Alberta for the names “TGS”, “TGS International”, and “TGS Building Products” in the field of construction materials. Common law trademark rights are enforceable in provincial courts in Canada, and may be asserted against those who appropriate, dilute or damage the goodwill of our business by using the same or similar trade-names or trademarks. Unlike statutory trademark rights, which are acquired by registration and provide nation-wide protection, common law trademark rights are acquired automatically and provide protection only in the jurisdiction where a business uses a name or logo in commerce. We intend to rely on common law trademark protection until such time as we deem it economical for our business to register our trade-names or trademarks.

We have not registered for the protection of any rights under trademark, patent, or copyright laws in any jurisdiction.

Item 1A. Risk Factors

Risks Associated with Our Business

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

We incurred cumulative net losses of $83,297 during the period from December 1, 2016 (inception) to February 28, 2018 and had cash (and cash equivalents) of $8,186 as at February 28, 2018. We are in the development stage and have yet to attain profitable operations and in their report on our financial statements for the fiscal year ended February 28, 2018. Our independent auditors included an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors.

Because our officers and directors have no experience in managing a public company our business may be at a competitive disadvantage.

Our President, Chief Executive Officer and director, Chung Szeto, and our Secretary, Treasurer, Chief Financial Officer and Director, Sau Chun Yu, lack public company experience and do not possess a sophisticated knowledge of the requirements of United States securities laws, which could impair our ability to comply with legal and regulatory requirements such as those imposed by Sarbanes-Oxley Act of 2002. Neither Mr. Szeto nor Ms. Yu have ever had responsibility for managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. Our management may not be able to implement programs and policies in an effective and timely manner which adequately responds to our legal, regulatory compliance and reporting requirements. Our failure to comply with all applicable requirements could lead to the imposition of fines and penalties and distract our management from attending to the growth of our business.

If we are unable to obtain financing in the amounts and on terms and dates acceptable to us, we may not be able to expand or continue our operations and developments and so may be forced to scale back or cease operations or discontinue our business and you could lose your entire investment.

We require approximately $125,000 to carry out our planned business activities over the next 12 months and had approximately $8,168 in cash and cash equivalents on hand as of February 28, 2018. We do not currently have any arrangements for additional financing. We will have to raise additional funds for the development of our business and the marketing of our products. Such additional funds may be raised through the sale of additional stock, stockholder and director advances and/or commercial borrowing. There can be no assurance that a financing will continue to be available if necessary to meet these continuing development costs or, if the financing is available, that it will be on terms acceptable to us. The issuance of additional equity securities by us will result in a significant dilution in the equity interests of our stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may not be able to expand or continue our operations and developments and so may be forced to scale back or cease operations.

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

To generate significant customer traffic, volume of purchases and repeat purchases that we believe are crucial to obtaining sufficient revenues, we must develop and maintain customer trust in the quality of goods which we deliver, in the timeliness of our delivery and installation services, among other factors. If for any reason any of our suppliers fails to perform, we may not be able to service our customers (buyers) effectively and thereby may lose customers or damage our reputation. Furthermore, if we do not secure sufficient number of suppliers to supply our products, then we may not have a successful product offering and may not attract customers. In addition, the success of our business requires that we establish relationships with professionals in strategic regions around the world who can, through their expertise, source and nurture relationships to develop our business. If we are unable to establish such relationships, we may be unable to procure goods or we may be unable to procure goods on terms that are acceptable to us. In this case, our business may fail.

Compliance with rules and requirements applicable to public companies will cause us to incur increased costs, which may negatively affect our results of operations.

We are subject to a number of laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act and related regulations implemented by the SEC. Unlike private companies, we must invest significant resources to comply with current and future securities laws, regulations and standards. This investment will result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities in favor of compliance related activities. In that regard, we estimate that, based on our anticipated public reporting obligations, we must dedicate approximately $40,000 per year in respect of legal, auditing, accounting and filing costs. Furthermore, the laws, regulations and standards that are applicable to our Company are subject to change, which could result in continuing uncertainty regarding compliance matters, and higher compliance and disclosure costs.

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

Our officers and directors reside in Canada. In addition, although we are a Nevada corporation, our primary assets, which include cash, trade receivables, and any inventory we may acquire, will be located outside of the United States. It may therefore be difficult for investors in the United States to enforce their legal rights based on the civil liability provisions of the U.S. Federal securities laws against us in the courts of either the U.S. or in Canada and, even if civil judgments are obtained in U.S. courts, to enforce such judgments against our officers and directors in courts of Canada. Further, it is unclear whether extradition treaties now in effect between the United States and Canada would permit effective enforcement of criminal penalties against us or our officers and/or directors.

Our officers are engaged as consultants instead of employees of our Company.

Having our officers engaged as consultants instead of employees poses the risk to our Company that, perhaps, our consultant may not always be available. If one of our consultants has other clients, we may be at a lower priority until they are able to fit us into their schedule.

Further, when we engage consultants rather than employees to minimize overhead cost, we do not have the advantages of an employee, such as consistency, dependability, and availability. If we need our employee to work on a project, all we have to do is assign it and wait for it to be completed. As the business owner, we won’t be lowly prioritized as we would with a consultant. Contrary to a consultant, an employee will maintain focus on our objective, rather than furthering his/her career by taking on additional clients. Many consultants will leave clients behind once they secure higher-paying clients.

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

Demand for goods is affected by the general global economic conditions. When economic conditions are favorable, commercial and residential construction increase. Under such circumstances, purchases of building and renovation materials, such as PVC panels, generally increase. When economic conditions are less favorable, sales of building and renovation materials are generally lower. In addition, we may experience more competitive pricing pressure during economic downturns. Therefore, any significant economic downturn or any future changes in consumer spending habits could have a material adverse effect on our financial condition and results of operations.

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

Risks Associated with Our Common Stock

There is no active trading market for our common stock and if a market for our common stock does not develop, our investors will be unable to easily sell their shares.

There has been no public market for our securities and there can be no assurance that an active trading market will develop or be sustained. Since we have completed a registration of our common shares on Form S-1, effective October 4, 2017, we have engaged a market maker to file an application with the Financial Industry Regulatory Authority (“FINRA”) to have our common stock quoted on the OTCQB tier of the OTC Markets electronic quotation system. We must satisfy certain criteria in order for our application to be accepted. There can be no assurance as to whether we will meet the requisite criteria or that our application will be accepted. Our common stock may never be quoted on the OTCQB or a public market for our common stock may not materialize if it becomes quoted.

If our securities are not eligible for initial or continued quotation on the OTCQB or if a public trading market does not develop, purchasers of the common stock in this Offering may have difficulty selling or they may be unable to sell their securities should they desire to do so.

As a result of the registration of our common shares on Form S-1 effective October 4, 2017, as required under Section 15(d) of the Securities Exchange Act of 1934, we will file periodic reports with the Securities and Exchange Commission through October, 2018. At or prior to February 28, 2017, we may voluntarily file a registration statement under the Security Exchange Act of 1934 (“Exchange Act”) on Form 8-A, which would subject us to all of the reporting requirements of the 1934 Act, and require us to file quarterly and annual reports with the SEC and will also subject us to the proxy rules of the SEC. In addition, our officers, directors and 10% stockholders would be required to submit reports to the SEC on their stock ownership and stock trading activity. We are not required under Section 12(g) or otherwise to become a mandatory 1934 Act filer unless we have more than 2,000 shareholders (of which 500 may be unaccredited) and total assets of more than $10 million on February 28, 2018. If we do not file a registration statement under the Exchange Act at or prior to February 28, 2018, we will continue as a reporting company and will not be subject to the proxy statement requirements of the 1934 Act, and our officers, directors and 10% stockholders will not be required to submit reports to the SEC on their stock ownership and stock trading activity.

We will be subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. We anticipate that our common stock will be a “penny stock”, and we will become subject to Rule 15g-9 under the Exchange Act, or the “Penny Stock Rule”. These rules impose additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers. For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our common shares and may affect the ability of purchasers to sell any of our common shares in the secondary market.

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

We do not anticipate that our common stock will qualify for exemption from the Penny Stock Rules. In any event, even if our common stock is exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

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

If you purchase shares of our common stock sold pursuant to our Offering, you may not be able to resell the shares in a certain state unless and until the shares of our common stock are qualified for secondary trading under the applicable securities laws of such state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in such state. There can be no assurance that we will be successful in registering or qualifying our common stock for secondary trading, or identifying an available exemption for secondary trading in our common stock in every state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of, our common stock in any particular state, the shares of common stock could not be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our common stock, the market for the common stock will be limited which could drive down the market price of our common stock and reduce the liquidity of the shares of our common stock and a stockholder’s ability to resell shares of our common stock at all or at current market prices, which could increase a stockholder’s risk of losing some or all of their investment.

If quoted, the price of our common stock may be volatile, which may substantially increase the risk that you may not be able to sell your shares at or above the price that you may pay for the shares.

Even if our shares are quoted for trading on the and a public market develops for our common stock, the market price of our common stock may be volatile. It may fluctuate significantly in response to the following factors:

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We will remain an “emerging growth company” for up to five years, although we will lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three-year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any December 31.

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

Item 1B. Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Properties

Our executive and administrative offices are located at Unit 3, 6420 – 4 Street NE Calgary, Alberta, Canada T2K 5M8. The space, which is approximately 300 square feet, is currently provided to us at no cost by our officers and directors. We believe that our office space is sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

Item 3. Legal Proceedings

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently not quoted on the OTC Markets. OTC Markets securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Market securities transactions are conducted through a telephone and computer network connecting dealers. OTC Market issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a national or regional stock exchange.

Our transfer agent is VStock Transfer, LLC, 18 Lafayette Place, Woodmere, NY, 11598, telephone: (212) 828-8436, fax: (646) 536-3179.

Holders

As of February 28, 2018, there were 27 holders of record of our common stock and, 13,530,000 shares of our common stock were issued and outstanding.

Dividends

We have not declared or paid any cash dividends since inception. We intend to retain future earnings, if any, for use in the operation and expansion of our business and do not intend to pay any cash dividends in the foreseeable future. There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended February 28, 2018 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended February 28, 2018.

Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

Purchases of Equity Securities by the Company

We did not purchase any of our shares of common stock or other securities during the fiscal year ended February 28, 2018.

Item 6. Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended February 28, 2018 and February 28, 2017 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 10 of this annual report.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended February 28, 2018 and 2017 which are included herein.

Operating Expenses

Our operating expenses for the year ended February 28, 2018 and 2017, and for the period from December 1, 2016 (inception) to February 28, 2018, are outlined in the table below:

	Year Ended February 28, 2018		Year Ended February 28, 2017		Cumulative from December 1, 2016 (Inception) to February 28, 2018
Revenues		$33,663		$6,214		$39,877
Cost of Goods Sold		$(22,148)		$(5,214)		$(27,362)
Operating Expenses		$(92,507)		$(15,327)		$(107,834)
Income Tax Expense	$	NIL	$	Nil	$	NIL
Net Loss		$(80,992)		$(14,327)		$(95,319)

Revenues

We earned revenues of $33,663 for the year ended February 28, 2018 compared to $6,214 for the year ended February 28, 2017 for an increase of $27,449 or approximately 400.42%. The increase in sales for the year ended February 28, 2018 is primarily due to having a full year of operation instead of three months for the previous year. Our gross profit for the year ended February 28, 2018 was $11,515 compared to a gross profit of $1,000 for the year ended February 28, 2017 for an increase of $10,515 or 1051.5% due to higher sales revenue.

Operating Expenses

Our consolidated expenses for the year ended February 28, 2018 and 2017:

	Year Ended June 30, 2016	Year Ended June 30, 2015		Cumulative from July 19, 2010 (Inception) to June 30, 2016

Depreciation	$2,038		nil	2,038
Filing Fees	$20,293		nil	20,293
General and administrative expenses	$8,989		$3,594	12,583
Management fees	$8,588	$	nil	8,588
Professional fees	$52,599		$11,733	64,332
Total Expenses	$92,507		$15,327	107,834

Our general and administrative expenses include telephone and internet services, banking changes and miscellaneous office supply costs. Our management fees are fees charged by our officers. Our professional fees include legal and auditing fees. The decrease in expenses for the year ended February 28, 2018 is primarily due to a full year of operation instead of three months of operations for the previous year.

Earnings after Taxes

The net loss for the year ended February 28, 2018 was $80,992 compared to a net loss of $14,327 for the year ended February 28, 2017. The increase in loss for the year ended February 28, 2018 is primarily due to higher operating expenses.

Liquidity and Capital Resources

	At February 28, 2018	At February 28 2017

Current Assets	$10,659	$29,905
Current Liabilities	$79,666	$19,955
Working Capital (Deficit)	$(69,007)	$9,950

As at February 28, 2018, we were obligated to related parties, Chung Szeto, our president, chief executive officer and director and a number of shareholders, for $54,690 in funds advanced to us for working capital. The advances are unsecured and no interest rate or payback schedule has been established.

At February 28, 2018, our company had a cash balance and total assets of $8,186 and $18,539 compared with cash balance and total assets of $20,867 and $39,823 as at February 28, 2017. The decrease in cash and total assets were attributed primarily to higher operating expenses.

As at February 28, 2018, our company had total liabilities of $79,666 compared with $19,955 as at February 28, 2017. The increase was primarily attributed to losses incurred during the year and lack of injection of new capital.

As at February 28, 2018, our company had a working capital deficit of $69,007 compared with a working capital of $9,950 as at February 28, 2017.

	Year Ended February 28, 2018		Year Ended February 28, 2017	Cumulative from December 1, 2016 (Inception) to February 28, 2018
Net Cash Provided by (Used in) Operating Activities		$(13,342)	$(10,292)	(23,634)
Net Cash Provided by Financing Activities	$	Nil	$31,456	31,456
Net Cash Provided by (Used In) Investing Activities	$	Nil	$(154)	(154)
Effect of Exchange Rate Changes on Cash		$661	$(143)	518
Net Increase (Decrease) in Cash During the Period		$(12,681)	$20,867	8,186

Cash Flow from Operating Activities

During the year ended February 28, 2018, our company had $13,342 of cash used in operating activities compared with $10,292 used during the year ended February 28, 2017. The decrease in the use of cash for operating activities was primarily due to the increase in business activities. From our inception on December 1, 2016 through February 28, 2018, we used cash of $23,634 in our operating activities.

Cash Flow from Financing Activities

During the year ended February 28, 2018, our Company received no cash from financing activities compared with $31,456 received during the year ended February 28, 2017. As at February 28, 2018 we had received $31,456 from financing activities since our inception on December 1, 2016.

Cash Flow from Investing Activities

We used $154 in investing activities since our inception.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment during the twelve months beginning March 1, 2018.

Personnel Plan

We do not expect any material changes in the number of employees during the twelve months beginning March 1, 2018. We do and will continue to engage contractors or consultants as needed.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future affect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. Our principal capital resources have been through the subscription and issuance of common stock, although we have also used stockholder loans and advances from related parties.

Contractual Obligations and Commitments

As of February 28, 2018, we do not have any contractual obligations and commitments.

Anticipated Cash Requirements

Our expenses for the twelve-month period beginning from March 1, 2018 are estimated to be approximately $125,000. With our working capital deficit of $69,007 as at February 28, 2018, we will need to raise additional capital to cover our expenses for this twelve-month period beginning from March 1, 2018. We plan to raise additional funding either from new share issuance or from loans from shareholders.

Estimated Expenses For the Twelve Month Period Beginning March 1, 2018

Professional Fees	$40,000
Inventory	$50,000
Marketing and Business Development	10,000
General & Administrative	25,000
Total	$125,000

At present, our cash requirements for the next 12 months (beginning March 1, 2018) outweigh the funds available to maintain or develop our business. Of the estimated $125,000 that we require for the 12 months, we had approximately $8,186 in cash and cash equivalents as at February 28, 2018. In order to improve our liquidity, we plan to pursue additional equity financing from private investors or possibly a registered public offering. We do not currently have any definitive arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to raise sufficient additional financial, we will be required to scale back our business plan to accommodate the funds available to us. This would involve the elimination of all non-essential expenditures, such as inventory purchases, marketing & web design, and administrative expenses not related to our public reporting requirements.

If we are able to raise the required funds to fully implement our business plan, we plan to implement the business actions in the order provided below. If we are not able to raise all required funds, we will prioritize our corporate activities as chronologically as follows:

March 1, 2018 to February 28, 2019:

•	Market our products and services to our various contacts
•	Establish a partnership or strategic relationship with builders, and other distribution companies.
•	Complete inventory purchases.
•	Design our website.
•	Design marketing materials.
•	Participate at trade shows.

Future Financings

We will continue to rely on equity sales of our common shares and funding from directors and shareholders in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

Going Concern

We incurred a cumulative net loss of $83,297 during the period from inception, December 1, 2016, to February 28, 2018. We have commenced limited operations, raising substantial doubt about our ability to continue as a going concern. We will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance that we will be successful in accomplishing our objectives.

Our ability to continue as a going concern is dependent on additional sources of capital and the success of our plan. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from the outcome of this uncertainty.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the year ended February 28, 2018, and are included elsewhere in this annual report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

N/A.

Item 8. Financial Statements and Supplementary Data

The audit report of MNP LLP, Chartered Accountants and our audited financial statements for the year ended February 28, 2018 follow on pages F-1 through F-12.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of TGS International Ltd.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of TGS International Ltd. (the “Corporation”) as of February 28, 2018 and 2017, and the related consolidated statements of loss and comprehensive loss, changes in equity (deficit) and cash flows for the year ended February 28, 2018 and for the period from December 1, 2016 (inception) to February 28, 2017, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Corporation as of February 28, 2018 and 2017, and the results of its operations and its cash flows for the year ended February 28, 2018 and for the period from December 1, 2016 (inception) to February 28, 2017, in conformity with accounting principles generally accepted in the United States of America.

The Corporation’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Corporation will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Corporation’s recurring losses and negative cash flows from operations as well as working capital deficiency and accumulated deficit raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on the Corporation's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Corporation Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Corporation in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Corporation is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Corporation's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Corporation’s auditor since 2016.

Calgary, Alberta

May 28, 2018

TGS International Ltd.
Consolidated Statements of Financial Position
Stated in US dollars
As at
	February 28, 2018	February 28, 2017

ASSETS
Current
Cash	$8,186	$20,867
Prepaid expenses	2,473	7,548
Trade receivables	-	1,490
	10,659	29,905

Long-term
Equipment & fixtures	7,880	9,918

Total Assets	$18,539	$39,823

LIABILITIES
Current
Trade and other payables	$24,976	$19,955
Due to related parties (Note 4)	54,690	-
Total Liabilities	79,666	19,955

STOCKHOLDERS' (DEFICIENCY) EQUITY
Capital Stock
Authorized 200,000,000 common stock, voting, par value $0.0001 each 100,000,000 preferred stock, non-voting, par value $0.0001 each Issued 13,530,000 common stock (Note 5)	1,353	1,353
Additional paid in capital (Note 5)	33,094	33,094
Deficit	(95,319)	(14,327)
Accumulated other comprehensive income (loss)	(255)	(252)

Total Stockholders' (Deficiency) Equity	(61,127)	19,868

Total Liabilities and Stockholders' Equity (Deficiency)	$18,539	$39,823

Going Concern (Note 1)

The accompanying notes are an integral part of these consolidated financial statements

TGS International Ltd.
Consolidated Statements of Loss and Comprehensive Loss
Stated in US dollars

	Year ended February 28,	Period from December 1, 2016 (inception) to February 28,
	2018	2017

Revenue	$33,663	$6,214
Cost of goods sold	(22,148)	(5,214)
Gross profit	11,515	1,000

Expenses

Depreciation	2,038	-
Filing fees	20,293	-
General & administration	8,989	3,594
Management fee	8,588	-
Professional fees	52,599	11,733
	92,507	15,327

Net loss	(80,992)	(14,327)

Other comprehensive income (loss)
Foreign currency adjustment	(3)	(252)

Comprehensive loss	$(80,995)	$(14,579)

Basic and diluted loss per common stock	$(0.006)	$(0.001)

Weighted average number of common stock outstanding	13,530,000	13,065,000

The accompanying notes are an integral part of these consolidated financial statements

TGS International Ltd.
Consolidated Statements of Changes in Equity (Deficit)
Stated in US dollars

	Common stock		Additional paid in	Accumulated other comprehensive
	Stocks	Amount	capital	income (Loss)	Deficit	Total
Balance, December 1, 2016 (inception)	-	$-	$-	$-	$-	$-
Common stock issued	13,530,000	1,353	30,103	-	-	31,456
Shareholder contribution on acquisition	-	-	2,991	-	-	2,991
Net loss for the period	-	-	-	-	(14,327)	(14,327)
Other comprehensive loss for the period	-	-	-	(252)	-	(252)

Balance, February 28, 2017	13,530,000	1,353	33,094	(252)	(14,327)	19,868
Net loss for the year	-	-	-	-	(80,992)	(80,992)
Other comprehensive income for the year	-	-	-	(3)	-	(3)

Balance, February 28, 2018	13,530,000	$1,353	$33,094	$(255)	$(95,319)	$(61,127)

The accompanying notes are an integral part of these consolidated financial statements

TGS International Ltd.
Consolidated Statements of Cash Flows
Stated in US dollars

	Year ended February 28,	Period from December 1, 2016 (inception) to February 28,
	2018	2017
Operating activities
Net loss for the period	$(80,992)	$(14,327)
Item not affecting cash:
Depreciation	2,038	-

Changes in non-cash working capital:
Trade receivables	1,534	(1,496)
Prepaid expenses	5,311	(7,579)
Trade and other payables	4,315	10,119
Due to related parties	54,452	2,991

Net cash used in operating activities	(13,342)	(10,292)

Financing activities
Common stock issued	-	31,456

Net cash provided by financing activities	-	31,456

Investing activities
Acquisition	-	(154)

Net cash used in investing activities	-	(154)

Effect of exchange rate changes on cash	661	(143)

Net cash increase (decrease) for period	(12,681)	20,867

Cash, beginning of the period	20,867	-

Cash, end of the period	$8,186	$20,867

The accompanying notes are an integral part of these consolidated financial statements

TGS International Ltd. Notes to the Consolidated Financial Statements For the year ended February 28, 2018 and period from December 1, 2016 (inception) to February 28, 2017

NOTE 1 – NATURE AND CONTINUANCE OF OPERATIONS

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

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Corporation and its subsidiary will be able to meet its obligations and continue its operations for next fiscal year. Realization values may be substantially different from carrying values as shown and these consolidated financial statements and do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Corporation be unable to continue as a going concern.

At February 28, 2018, the Corporation had not yet achieved profitable operations and has accumulated losses of $95,319 since its inception. The Corporation expects to incur further losses in the development of its business, all of which casts substantial doubt about the Corporation’s ability to continue as a going concern. The Corporation’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management anticipates that additional funding will be in the form of equity financing from the sale of common stock. Management may also seek to obtain short-term loans from the directors of the Corporation. There are no current arrangements in place for equity funding or short-term loans.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Corporation’s consolidated financial statements included herein are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. These consolidated financial statements include the financial statements of its wholly owned subsidiary, TGS Alberta. All inter-company balances and transactions have been eliminated.

Cash

For purposes of the consolidated statement of cash flows, management considers liquid investments with an original maturity of three months or less to be cash equivalents. As at February 28, 2018, all cash amounts deposited in accounts were federally insured.

TGS International Ltd. Notes to the Consolidated Financial Statements For the year ended February 28, 2018 and period from December 1, 2016 (inception) to February 28, 2017

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Equipment & Fixtures

Items of equipment and fixtures are measured at cost less accumulated depreciation and accumulated impairment loss. Depreciation is calculated using the straight-line method and at the following annual rates which is intended to amortize the cost over its useful life:

Equipment and fixtures  – 5 years

Improvements and betterments are capitalized if they extend the useful life of the asset. Repair and maintenance costs are charged to expense as incurred. Gain (loss) related to retirement or disposition of fixed assets is recognized in the period which the gain (loss) occurs.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates includes the useful life, residual value and depreciation rate of equipment and fixtures. Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the consolidated financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management. Actual results could differ from those estimates.

Comprehensive Income (loss)

The Corporation adopted FASB ASC 220, “Reporting Comprehensive Income”, which establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability. Since inception, the Corporation’s other comprehensive income (loss) represents foreign currency translation adjustments.

Basic and Diluted Loss per Common Stock

FASB ASC 260 requires dual presentation of basic and diluted earnings per share (EPS) with a reconciliation of the numerator and denominator of the EPS computations. Basic earnings per share amounts are based on the weighted average shares of common stock outstanding. If applicable, diluted earnings per stock would assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. Diluted net income (loss) per common stock on the potential exercise of the equity-based financial instruments is not presented where anti-dilutive.

TGS International Ltd. Notes to the Consolidated Financial Statements For the year ended February 28, 2018 and period from December 1, 2016 (inception) to February 28, 2017

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Financial Instruments

Fair Value

The guidance for fair value measurements establishes the authoritative definition of fair value, sets out a framework for measuring fair value and outlines the required disclosures regarding fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.

The Corporation uses a three-tier fair value hierarchy based upon observable and non-observable inputs as follows:

■	Level 1 – observable inputs such as quoted prices in active markets;

■	Level 2 – inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

■	Level 3 – unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Cash is measured using level 1 inputs.

Assets and Liabilities that are measured at Fair Value on a Recurring Basis

The fair value hierarchy requires the use of observable market data when available. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety.

The Corporation’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability.

The fair value of financial instruments consisting of cash, trade receivables, trade and other payables, and due to related parties were estimated to approximate their carrying values based on the short-term maturity of these instruments.

Risks

Financial instruments that potentially subject the Corporation to credit risk consist principally of cash and trade receivables.

Management does not believe the Corporation is exposed to significant credit risk. Management, as well, does not believe the Corporation is exposed to significant interest rate risks during the periods presented in these consolidated financial statements as the Corporation does not hold any interest-bearing financial instruments.

TGS International Ltd. Notes to the Consolidated Financial Statements For the year ended February 28, 2018 and period from December 1, 2016 (inception) to February 28, 2017

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Fair Value Measurements

The Corporation follows FASB ASC 820, Fair Value Measurements and Disclosures, for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. This accounting standard establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurement and expands disclosures about fair value measurements required under other accounting pronouncements. It does not change existing guidance as to whether or not an instrument is carried at fair value. The Corporation defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Corporation considers the principal or most advantageous market in which the Corporation would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk.

The Corporation has adopted FASB ASC 825, Financial Instruments, which allows companies to choose to measure eligible financial instruments and certain other items at fair value that are not required to be measured at fair value. The Corporation has not elected the fair value option for any eligible financial instruments.

Currency Risks

The Corporation’s presentation currency is in US dollars and its functional currency is in Canadian dollars. Consequently, assets and liabilities carried in any currency other than Canadian dollars are subject to foreign currency fluctuations.

As at February 28, 2018, cash of $785 (2017 - $nil) and due to related parties of $15,614 (2017 - $nil) were denominated in US dollars.

Impairment of Long-Lived Assets

Impairment losses on long-lived assets are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts. No impairments of these types of assets were recognized during the year ended February 28, 2018.

Revenue Recognition

The Corporation recognizes revenue when persuasive evidence of an arrangement exists, shipment has occurred or services rendered, the price is fixed or determinable and payment is reasonably assured. Customers take ownership at point of sale and bear the costs and risks of delivery.

TGS International Ltd. Notes to the Consolidated Financial Statements For the year ended February 28, 2018 and period from December 1, 2016 (inception) to February 28, 2017

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Income Taxes

The Corporation follows FASB ASC Topic 740, “Income Taxes” which requires the use of the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the consolidated financial statements carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The tax consequences of most events recognized in the current year’s consolidated financial statements are included in determining income taxes currently payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenues, expenses, gains and losses, differences arise between the amount of taxable income and pre-tax financial income for a year and between the tax bases of assets or liabilities and their reported amounts in the consolidated financial statements.

Because the Corporation assumes that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or a liability and its reported amount in the balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered, which gives rise to a deferred tax asset. The Corporation must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent the Corporation believes that recovery is not likely, the Corporation must establish a valuation allowance.

The Corporation has adopted FASB guidance on accounting for uncertainty in income taxes which provides a consolidated financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under this guidance, the Corporation may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The guidance also extends to de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. As of February 28, 2018, the Corporation had no uncertain tax positions.

Foreign Currency Translation

The functional currency of the Corporation and its subsidiary is Canadian dollars (“C$”). The Corporation’s reporting currency is the United States currency (“US dollars”).

(i) Foreign currency transactions

Transactions in foreign currencies are initially recorded by the Corporation and its subsidiary at their respective functional currency rates prevailing at the date of the transaction.

Monetary assets and liabilities denominated in foreign currencies are translated at the functional currency spot rate of exchange at the reporting date. All differences are taken to the consolidated statement of operations.

TGS International Ltd. Notes to the Consolidated Financial Statements For the year ended February 28, 2018 and period from December 1, 2016 (inception) to February 28, 2017

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Non-monetary items that are measured in terms of historical cost in a foreign currency are translated using the exchange rates as at the dates of the initial transactions. Non-monetary items measured at fair value in a foreign currency are translated using the exchange rates at the date when the fair value is determined.

(ii) Foreign operations

The assets and liabilities of foreign operations are translated to US dollars at exchange rates at the reporting date. The income and expenses of foreign operations are translated into US dollars at exchange rates at the dates of the transactions.

Foreign currency adjustments are recognized in other comprehensive income (loss) in the accumulated other comprehensive income (loss).

Foreign exchange gains or losses arising from a monetary item receivable from or payable to a foreign operation, the settlement of which is neither planned nor likely to occur in the foreseeable future and which in substance is considered to form part of the net investment in the foreign operation, are recognized in other comprehensive income in the cumulative amount of foreign currency translation differences.

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

In May 2014, the FASB issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”) and issued subsequent amendments to the initial guidance during 2015 and 2016, collectively referred to as “Topic 606”. These updates supersede the revenue recognition requirements in ASC Topic 605, "Revenue Recognition" and nearly all other existing revenue recognition guidance under US GAAP. The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Topic 606 can be applied either (i) retrospectively to each prior reporting period presented with the option to elect certain practical expedients; or (ii) retrospectively with the cumulative effect recognized at the date of initial application and providing certain additional disclosures (the “cumulative effect approach”). Topic 606 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, which will be the Corporation’s fiscal year beginning March 1, 2018 (fiscal 2019). The Corporation does not expect the adoption of this guidance will have a material impact on its consolidated financial statements.

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

TGS International Ltd. Notes to the Consolidated Financial Statements For the year ended February 28, 2018 and period from December 1, 2016 (inception) to February 28, 2017

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the SEC did not or are not believed to have a material impact on the Corporation’s present or future consolidated financial statements.

NOTE 3 – BUSINESS ACQUISITION

On December 21, 2016, the Corporation acquired all of the issued and outstanding shares of TGS Alberta from related parties for cash of $154. This acquisition enables the Corporation to operate in the Canadian market.

Consideration:	$
Cash paid	154
Shareholder contribution	2,991
3,145
Net assets received:
Cash	(23)
Trade receivables	3,916
Equipment and fixtures	9,783
Trade and other payables	(10,570)
Foreign exchange	39
3,145

The acquisition constitutes a business combination and is accounted for in accordance with Accounting Standards Codification 805 – Business Combinations.

The acquisition date fair value of consideration transferred in the transaction was $3,145 which approximates the fair value of the net assets received. All costs associated with the transaction were expensed as incurred.

NOTE 4 – DUE TO RELATED PARTIES

As at February 28, 2018, the Corporation was obligated to shareholders for funds advanced to the Corporation for working capital, in the amount of $54,690 (February 28, 2017 - $Nil). The advances are unsecured and no interest rate or payback schedule has been established.

TGS International Ltd. Notes to the Consolidated Financial Statements For the year ended February 28, 2018 and period from December 1, 2016 (inception) to February 28, 2017

NOTE 5 – COMMON STOCK

(i) Stock issued

On December 1, 2016, the date of inception, the Corporation received $723 to issue 9,500,000 common stocks.

On January 28, 2017, the Corporation closed a private placement to issue 4,030,000 common stocks for a gross proceed of $30,733.

(ii) Weighted average stock outstanding

As at February 28, 2018, weighted average number of common stocks for the loss per common stock calculation is 13,530,000 (2017 – 13,065,000).

NOTE 6 – INCOME TAXES

Potential benefits of income tax losses have not been recognized in these consolidated financial statements because the Corporation cannot be assured it is more likely-than-not it will utilize the net operating losses carried forward in future years.

Income tax recovery differs from that which would be expected by applying the effective rates to net loss as follows:

	For the year ended February 28, 2018	For the period ended February 28, 2017
	$	$
Net loss for the year / period	(80,992)	(14,327)
Statutory and effective rates	34%	34%
Income tax recovery at effective rate	(27,537)	(1,871)
Income tax expense on Canadian income	-	(14)
Difference in foreign tax rate	12,244	(5)
Change in valuation allowance	(15,293)	4,980
Corporate income tax recovery recognized in the accounts	-	-

During the year, the Corporation has $541 of loss carry forwards in Canada that begin to expire in 2038. The Corporation has $92,795 of loss carry forwards in the United States that begin to expire in 2037. The components of the net deferred tax asset are below:

	February 28, 2018	February 28, 2017
	$	$
Non-capital losses carried forward	95,374	14,382
Deferred tax asset value	15,293	4,980
Valuation allowance	(15,293)	(4,980)
Deferred tax assets recognized	-	-

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2018.

Our management, with the participation of our president (our principal executive officer, principal accounting officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our president (our principal executive officer, principal accounting officer and principal financial officer) has concluded that, as of the end of such period, our disclosure controls and procedures were not effective to ensure that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our president (our principal executive officer and our principal accounting officer and principal financial officer), as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, our president (our principal executive officer and our principal accounting officer and principal financial officer), to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of our company are being made only in accordance with authorizations of management and directors of our company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Further, the evaluation of the effectiveness of internal control over financial reporting was made as of a specific date, and continued effectiveness in future periods is subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted, with the participation of our president (our principal executive officer and our principal accounting officer and principal financial officer), an evaluation of the effectiveness of our internal control over financial reporting as of February 28, 2018 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of February 28, 2018, our company’s internal control over financial reporting was not effective based on present company activity. Our company is in the process of adopting specific internal control mechanisms with our board and officers’ collaboration to ensure effectiveness as we grow. We are presently engaging an outside consultant to assist in adopting new measures to improve upon our internal controls. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board to ensure efficient and effective oversight over company activities as well as more stringent accounting policies to track and update our financial reporting.

This annual report does not include an attestation report from our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only the management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended February 28, 2018 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our Company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Chung Szeto	President, Chief Executive Officer, and Director	46	December 1, 2016
Sau Chun Yu	Secretary, Chief Financial Officer and Director	37	December 1, 2016

Business Experience

The following is a brief account of the education and business experience during at least the past five years of our directors and executive officers, indicating their principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Chung Szeto – Director, President and CEO

Mr. Szeto is the President of TGS International. He began his career in the field of power engineering after receiving his diploma in Power Engineering Technology in 1998 at The Southern Alberta Institute of Technology in Alberta, Canada. In 1999, he moved to Hong Kong and worked for Gammon Construction Ltd. until 2003, initially as an engineer assistant and later as a site coordinator in one of Hong Kong’s large railway projects. In 2003, he returned to Canada and formed Szeto Renovations. After forming Szeto Renovations, he started to work in the construction industry in Canada. Since then, he has worked in a number of construction projects and has gained a diverse experience in the various sectors in the construction industry. In addition to his renovations business with Szeto Renovations, in 2014 he began a trading business which imports various products from China. In March, 2016, he formed TGS Building Products Ltd. of Alberta, which was in the business of the installation of PVC wall and ceiling panels imported from China.

Sau Chun Yu – Director, CFO and Secretary

Ms. Yu is the Treasurer and Secretary of TGS International. She has a diversified working experience. While in Hong Kong, she obtained a diploma in Executive Secretarial Studies in 2001 and another diploma in Business Administration in 2003. In 2003, she immigrated to Canada. In 2008, she obtained a certificate in Health Care Aide in Alberta, Canada. Since then, she worked as a health care aid for Wing Kei Care Centre of Calgary from 2008 to 2010 and for Bayshore Home Health Care of Calgary from 2010 to present. In addition to her work in the health care industry, she has also performed various administrative and accounting functions for a number of companies.

Our company believes that the educational background, accounting and business experience of Mr. Szeto and Ms. Yu provide the qualifications and skills necessary for them to serve as directors and officers of our Company.

Significant Employees

There are no individuals other than our executive officers who make a significant contribution to our business.

Family Relationships

Our President and CEO, Chung Szeto, and our Secretary and CFO are husband and wife.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

2.	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

3.	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

4.	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Other Directorships

Our directors do not hold any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

Board of Directors and Director Nominees

The Board will consider candidates for directors proposed by security holders, although no formal procedures for submitting candidates have been adopted. Unless otherwise determined, at any time not less than 90 days prior to the next annual Board meeting at which a slate of director nominees is adopted, the Board will accept written submissions from proposed nominees that include the name, address and telephone number of the proposed nominee; a brief statement of the nominee’s qualifications to serve as a director; and a statement as to why the security holder submitting the proposed nominee believes that the nomination would be in the best interests of our security holders. If the proposed nominee is not the same person as the security holder submitting the name of the nominee, a letter from the nominee agreeing to the submission of his or her name for consideration should be provided at the time of submission. The letter should be accompanied by a résumé supporting the nominee’s qualifications to serve on the Board, as well as a list of references.

The Board identifies director nominees through a combination of referrals from different people, including management, existing Board members and security holders. Once a candidate has been identified, the Board reviews the individual’s experience and background and may discuss the proposed nominee with the source of the recommendation. If the Board believes it to be appropriate, Board members may meet with the proposed nominee before making a final determination whether to include the proposed nominee as a member of the slate of director nominees submitted to security holders for election to the Board.

Some of the factors which the Board considers when evaluating proposed nominees include their knowledge of and experience in business matters, finance, capital markets and mergers and acquisitions. The Board may request additional information from each candidate prior to reaching a determination, and it is under no obligation to formally respond to all recommendations, although as a matter of practice, it will endeavor to do so.

Board and Committee Meetings

Our board of directors held no in person meetings during the year ended February 28, 2018. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

For the year ended February 28, 2018, there was no standing nominating committee or committee performing similar functions for our company. Mr. Szeto and Ms. Yu participate in the consideration of director nominees.

Conflicts of Interest

Our directors are not obligated to commit their full time and attention to our business and, accordingly, they may encounter a conflict of interest in allocating their time between our operations and those of other businesses. In the course of their other business activities, they may become aware of investment and business opportunities which may be appropriate for presentation to us as well as other entities to which they owe a fiduciary duty. As a result, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. They may also in the future become affiliated with entities, engaged in business activities similar to those we intend to conduct.

In general, officers and directors of a corporation are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would be unfair to the corporation and its stockholders not to bring the opportunity to the attention of the corporation.

We plan to adopt a code of ethics that obligates our directors, officers and employees to disclose potential conflicts of interest and prohibits those persons from engaging in such transactions without our consent.

Code of Ethics

We have not adopted a code of ethics that applies to our officers, directors and employees. When we do adopt a code of ethics, we will disclose it in a Current Report on Form 8-K.

Audit Committee

We do not currently have an audit committee or a committee performing similar functions. The board of directors as a whole participates in the review of financial statements and disclosure.

Section 16(a) of the Securities Exchange Act of 1934

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, our officers, directors, and principal stockholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Item 11. Executive Compensation

The following table summarizes the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	our principal financial officer;

(c)	each of our three most highly compensated executive officers who were serving as executive officers at the end of the years ended February 28, 2018 and 2017; and

(d)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended February 28, 2018 and 2017, whom we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)

Chung Szeto(1)	2018	8,588	Nil	Nil	Nil	Nil	Nil	Nil	8,588
President, Chief Executive Officer, and Director	2017	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Sau Chun Yu (2)	2018	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Secretary, Chief Financial Officer, and Director	2017	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

____________

(1)	Chung Szeto was appointed President, Chief Executive Officer, and Director of our company on December 1, 2016.
(2)	Sau Chun Yu was appointed Secretary, Chief Financial Officer and Director of our company on December 1, 2016.

Narrative Disclosure to Summary Compensation Table

There are no employment contracts, compensatory plans or arrangements, including payments to be received from our company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with our company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of our company.

Options Grants During the Last Fiscal Year / Stock Option Plans

We do not currently have a stock option plan in favor of any director, officer, consultant or employee of our company. No individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs have been made to any executive officer or director during the last fiscal year; accordingly, no stock options have been granted or exercised by any of the officers or directors during our last fiscal year.

Aggregated Options Exercises in Last Fiscal Year

No individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs have been made to any executive officer or any director during our last fiscal year; accordingly, no stock options have been granted or exercised by any of the officers or directors since during our last fiscal year.

Long-Term Incentive Plans and Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance. No individual grants or agreements regarding future payouts under non-stock price-based plans have been made to any executive officer or any director or any employee or consultant since our inception; accordingly, no future payouts under non-stock price-based plans or agreements have been granted or entered into or exercised by any of the officers or directors or employees or consultants since we were founded.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended June 30, 2016.

Compensation of Directors

The members of our board of directors are not compensated by our Company for acting as such. Directors are reimbursed for reasonable out-of-pocket expenses incurred. There are no arrangements pursuant to which directors are or will be compensated in the future for any services provided as a director.

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

We have determined that none of our directors are independent directors, as that term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of February 28, 2018, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class
Chung Szeto(2) Unit 3, 6420 4 Street NE, Calgary, AB, Canada T2K 5M8	4,000,000	29.56%
Sau Chun Yu(3) Unit 3, 6420 4 Street NE, Calgary, AB, Canada T2K 5M8	2,500,000 common	18.48%
Directors and Executive Officers as a Group(1)	6,500,000 common	48.04%
Djong Djung Tjhin Flat F, 9/F, Winning Heights, 8 Wun Tung Street, Tsuen Wan, Hong Kong	1,500,000 common	11.09%
Ng Kam Shing Raymond Room 85, 15/F, Block 3, Lotus Tower, Kwun Tong Garden Estate, Ngau Tau Kok, Kowloon, Hong Kong	1,500,000 common	11.09%

All 5%+ Shareholders as a Group	9,500,000 common	70.21%

________

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on February 28, 2018. As of February 28, 2018, there were 13,530,000 shares of our company’s common stock issued and outstanding.

(2)	Chung Szeto, has acted as president, chief executive officer and director of our company since December 1, 2016.
(3)	Sau Chun Yu, has acted as secretary, chief financial officer and director of our company since December 1, 2016.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Item 13. Certain Relationships and Related Transactions and Director Independence

Except as disclosed below, there have been no transactions or proposed transactions in which the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years in which any of our directors, executive officers or beneficial holders of more than 5% of the outstanding shares of our common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest.

During the year ended February 28, 2018, we paid a management fee of $8,588 to Chung Szeto, our president, chief executive officer, director and shareholder.

As at February 28, 2018, we are obligated to Chung Szeto, our president, chief executive officer, director and shareholder and other shareholders, for funds advanced to us for working capital, in the amount of $55,097 (2017 - Nil). The advances are unsecured and no interest rate or payback schedule has been established.

As at the date of this Annual Report there are no written agreements between our company and Chung Szeto or Sau Chun Yu regarding their respective consulting, officer, or director services to the company.

Director Independence

We currently act with two directors. We do not have a director that would qualify as an “independent director” as defined by Nasdaq Marketplace Rule 4200(a)(15).

We do not have a standing audit, compensation or nominating committee, but our entire board of directors’ acts in such capacities. We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have a standing audit, compensation or nominating committee because we believe that the functions of such committees can be adequately performed by the board of directors. Additionally, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

Indemnification

Our Bylaws provide that we will indemnify our directors and officers to the fullest extent not prohibited by Nevada law.

The general effect of the foregoing is to indemnify a control person, officer or director from liability, thereby making us responsible for any expenses or damages incurred by such control person, officer or director in any action brought against them based on their conduct in such capacity, provided they did not engage in fraud or criminal activity.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers or control persons pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Item 14. Principal Accountant Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended February 28, 2018 and for fiscal year ended February 28, 2017 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	February 28, 2018 CAD$		February 28, 2017 CAD$
Audit Fees	10,000	(1)	10,000
Audit Related Fees	Nil		Nil
Tax Fees	3,000	(1)	3,000
All Other Fees	4,000		Nil
Total	17,000		13,000

________

(1)	Estimate only.

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this document

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description

(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on April 25, 2017).
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on April 25, 2017).
(10)	Material Contracts
10.1	Marketing and Sales Agency Agreement with Jiangyin Weixin Plastic Co., Ltd. dated June 4, 2017 (incorporated by reference to our Registration Statement on Form S-1/A filed August 18, 2017)
(21)	Subsidiaries of Registrant
21.1	(TGS Building Supplies Ltd., an Alberta corporation)
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

__________

*	Filed herewith.
**

Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TGS INTERNATIONAL LTD.

Dated: May 29, 2018	By:	/s/ Chung Szeto
Chung Szeto
President, Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 29, 2018	By:	/s/ Chung Szeto
Chung Szeto
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: May 29, 2018	By:	/s/ Sau Chun Yu
Sau Chun Yu
Secretary, Treasurer, Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

