Form 10-Q
period 2018-05-31
TGS International Ltd.
filed 2018-07-11
CIK 1701859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2018

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

☐ YES ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging growth company,” in Rule 12b-2 of the Exchange Act. (Check one)

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

13,530,000 common shares issued and outstanding as of July 6, 2018.

TGS INTERNATIONAL LTD.

FORM 10-Q

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited consolidated interim financial statements for the three month period ended May 31, 2018 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with generally accepted accounting principles in the United States.

TGS International Ltd.
Condensed Consolidated Interim Statements of Financial Position
Stated in US dollars
As at

	May 31, 2018	February 28, 2018
	(Unaudited)
ASSETS
Current
Cash	$9,199	$8,186
Prepaid expenses	2,086	2,473
	11,285	10,659

Long-term
Equipment & fixture	7,438	7,880

Total Assets	$18,723	$18,539

LIABILITIES
Current
Trade and other payables	$24,866	$24,976
Due to related parties (Note 3)	71,956	54,690
Total Liabilities	96,822	79,666

STOCKHOLDERS' DEFICIENCY
Capital Stock
Authorized 200,000,000 common stock, voting, par value USD$0.0001 each 100,000,000 preferred stock, non-voting, par value USD$0.0001 each Issued 13,530,000 common stock (Note 4)	1,353	1,353
Additional paid in capital (Note 4)	33,094	33,094
Deficit	(111,996)	(95,319)
Accumulated other comprehensive loss	(550)	(255)

Total Stockholders' Deficiency	(78,099)	(61,127)

Total Liabilities and Stockholders' Deficiency	$18,723	$18,539

Going Concern (Note 1)

The accompanying notes are an integral part of these condensed consolidated interim financial statements

TGS International Ltd.
Condensed Consolidated Interim Statements of Comprehensive Loss
Stated in US dollars
For the period ended May 31, 2018 and 2017
(Unaudited)
	Three months ended May 31,	Three months ended May 31,
	2018	2017

Revenue	$8,993	$7,817
Cost of goods sold	(2,036)	(4,752)
Gross profit	6,957	3,065

Expenses

Depreciation	508	-
Filing fees	11,742	1,245
General & administration	1,126	2,635
Management fee	2,327	1,481
Professional fees	7,931	10,353
	23,634	15,714

Net loss	(16,677)	(12,649)

Other comprehensive loss
Foreign currency adjustment	(295)	(164)

Comprehensive loss	$(16,972)	$(12,813)

Basic and diluted loss per common stock	$(0.001)	$(0.001)

Weighted average number of common stock outstanding	13,530,000	13,530,000

The accompanying notes are an integral part of these condensed consolidated interim financial statements

TGS International Ltd.
Condensed Consolidated Interim Statements of Changes in Equity
Stated in US dollars
(Unaudited)
	Common stock		Additional paid in	Accumulated other comprehensive
	Stocks	Amount	capital	income (Loss)	Deficit	Total
Balance, February 28, 2017	13,530,000	$1,353	$33,094	$(252)	$(14,327)	$19,868
Net loss for the year	-	-	-	-	(80,992)	(80,992)
Other comprehensive loss for the year	-	-	-	(3)	-	(3)

Balance, February 28, 2018	13,530,000	1,353	33,094	(255)	(95,319)	(61,127)
Net loss for the period	-	-	-	-	(16,677)	(16,677)
Other comprehensive loss for the period	-	-	-	(295)	-	(295)

Balance, May 31, 2018	13,530,000	$1,353	$33,094	$(550)	$(111,996)	$(78,099)

The accompanying notes are an integral part of these condensed consolidated interim financial statements

TGS International Ltd.
Condensed Consolidated Interim Statements of Cash Flows
Stated in US dollars
For the period ended May 31, 2018 and 2017
(Unaudited)
	Three months ended May 31,	Three months ended May 31,
	2018	2017
Operating activities
Net loss for the period	$(16,677)	$(12,649)
Item not affecting cash:
Depreciation	508	-

Changes in non-cash working capital:
Trade receivables	-	(3,447)
Prepaid expenses	378	-
Trade and other payables	56	(6,462)
Due to related parties	17,972	7,420

Net cash provided by (used in) operating activities	2,238	(15,138)

Effect of exchange rate changes on cash	(1,225)	(362)

Net cash increase (decrease) for the period	1,013	(15,500)

Cash, beginning of the period	8,186	20,867

Cash, end of the period	$9,199	$5,367

The accompanying notes are an integral part of these condensed consolidated interim financial statements

TGS INTERNATIONAL LTD. NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MAY 31, 2018 AND 2017

NOTE 1 – NATURE AND CONTINUANCE OF OPERATIONS AND GOING CONCERN

TGS International Ltd. (“TGS” or the “Corporation”) was incorporated in the state of Nevada, United States on December 1, 2016. On December 21, 2016, the Corporation entered into a business combination by acquiring TGS Building Products Ltd., (“TGS Alberta”). TGS Alberta, which was incorporated on March 8, 2016 specializes in the sale and distribution and installation of building materials and is focused in the North American market.

Going Concern

These condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Corporation and its subsidiaries will be able to meet its obligations and continue its operations for next fiscal year. Realization values may be substantially different from carrying values as shown and these condensed consolidated interim financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Corporation be unable to continue as a going concern.

At May 31, 2018, the Corporation had not yet achieved profitable operations and accumulated losses of $111,996 since its inception. The Corporation expects to incur further losses in the development of its business, all of which casts substantial doubt about the Corporation’s ability to continue as a going concern. The Corporation’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management anticipates that additional funding will be in the form of equity financing from the sale of common stock. Management may also seek to obtain short-term loans from the directors of the Corporation. There are no current arrangements in place for equity funding or short-term loans.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the condensed consolidated interim financial statements. The condensed consolidated interim financial statements and notes are the representations of the Corporation’s management, who is responsible for their integrity and objectivity. The condensed consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 210 8-03 of Regulation S-X, and therefore do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. These condensed consolidated interim financial statements should be read in conjunction with the annual consolidated financial statements and footnotes for the year ended February 28, 2018 included in the Corporation’s filed Form 10-K.

TGS INTERNATIONAL LTD. NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MAY 31, 2018 AND 2017

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Basis of Presentation

The Corporation’s condensed consolidated interim financial statements included herein are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. These condensed consolidated interim financial statements include the financial statements of its wholly owned subsidiary, TGS Building Products Ltd. All inter-company accounts and transactions have been eliminated.

The functional currency of the Corporation and its subsidiary is Canadian dollars (“C$”). The Corporation’s reporting currency is the United States currency (“US dollars”).

While the information presented in the accompanying condensed consolidated interim financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operation and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. Operating results for the period ended May 31, 2018 are not necessarily indicative of the results that can be expected for the year ended February 28, 2019.

Use of Estimates

The preparation of condensed consolidated interim financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

The Corporation adopts new pronouncements relating to accounting principles generally accepted in the United States of America applicable to the Corporation as they are issued, which may be in advance of their effective date. Management does not believe that any recently issued, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”) and issued subsequent amendments to the initial guidance during 2015 and 2016, collectively referred to as “Topic 606”. These updates supersede the revenue recognition requirements in ASC Topic 605, "Revenue Recognition" and nearly all other existing revenue recognition guidance under US GAAP. The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Topic 606 can be applied either (i) retrospectively to each prior reporting period presented with the option to elect certain practical expedients; or (ii) retrospectively with the cumulative effect recognized at the date of initial application and providing certain additional disclosures (the “cumulative effect approach”). Topic 606 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, which will be the Corporation’s fiscal year beginning March 1, 2018 (fiscal 2019). The adoption of this guidance will not have a material impact on its consolidated financial statements.

TGS INTERNATIONAL LTD. NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MAY 31, 2018 AND 2017

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. The Corporation does not expect the adoption of this guidance will have a material impact on its consolidated financial statements.

In August 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU addresses the classification of certain specific cash flow issues including debt prepayment or extinguishment costs, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of certain insurance claims and distributions received from equity method investees. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The adoption of this guidance will not have a material impact on its consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the SEC did not or are not believed to have a material impact on the Corporation’s present or future consolidated financial statements.

NOTE 3 – DUE TO RELATED PARTIES

As at May 31, 2018, the Corporation was obligated to shareholders for funds advanced to the Corporation for working capital, in the amount of $71,956 (February 28, 2018 - $54,690). The advances are unsecured and no interest rate or payback schedule has been established.

NOTE 4 – COMMON STOCK

(i) Stock issued

On December 1, 2016, the date of inception, the Corporation received $723 to issue 9,500,000 common stocks.

On January 28, 2017, the Corporation closed a private placement to issue 4,030,000 common stocks for a gross proceed of $30,733.

(ii) Weighted average stock outstanding

As at May 31, 2018, weighted average number of common stocks for the loss per common stock calculation is 13,530,000 (February 28, 2018 – 13,530,000).

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

General Overview

TGS International Ltd. (“TGS International”) was established on December 1, 2016 in Nevada, USA. On December 21, 2016, TGS International acquired TGS Building Products Ltd. of Alberta (“TGS Alberta”) as its wholly subsidiary. TGS Alberta was established on March 8, 2016 in Alberta, Canada to engage in the sale and of PVC wall and ceiling panels in North America, and to do PVC panel installation and renovation business. TGS Alberta has worked with a PVC products manufacturer in China to bring the Company’s newly-formulated PVC products into Canada. We are a development stage company; having entered into the development stage on December 21, 2016.

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

The Company has designed a mold for its PVC panels. The mold has been manufactured and placed with its manufacturer in China.

In addition to PVC wall and ceiling panels, the company also offers a selection of PVC floorings as a part of the company’s product line.

Plan of operation for the 12 months beginning June 1, 2018

We intend to continue to develop our PVC panel sales and distribution network during the twelve months beginning June 1, 2018. We estimate our operating expenses and working capital requirements for the twelve month period beginning June 1, 2018 to be as follows:

Estimated Expenses for the Twelve Month Period Beginning	Planned	Anticipated
June 1, 2018	Expenditures	Completion

Professional Fees (legal, accounting, audit)	$40,000	12 months
Inventory	$25,000	12 months
Website Design, Marketing,	10,000	12 months
General & administrative	$25,000	12 months
Total	$100,000

At present, our cash requirements for the next 12 months (beginning June 1, 2018) outweigh the funds available to maintain or develop our business. Of the estimated $100,000 that we require for the 12 months, we had approximately $9,199 in cash and cash equivalents as at May 31, 2018. In order to improve our liquidity, we plan to pursue additional equity financing from private investors or possibly a registered public offering. We do not currently have any definitive arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to raise sufficient additional financial, we will be required to scale back our business plan to accommodate the funds available to us. This would involve the elimination of all non-essential expenditures, such as inventory purchases, marketing, web design and administrative expenses that are not related to our public reporting requirements.

If we are able to raise the required funds to fully implement our business plan, we plan to implement the business actions as indicated below. If we are not able to raise all required funds, we will prioritize our corporate activities as chronologically as follows:

June 1, 2018 to May 31, 2019:

•	Market our products and services to our various contacts
•	Establish a partnership or strategic relationship with builders, and other distribution companies.
•	Complete inventory purchases.
•	Design our website.
•	Design marketing materials.
•	Participate at trade shows.

Results of Operations

Revenues and Operating Expenses

Our revenues and operating expenses for the three month periods ended May 31, 2018 and 2017, are outlined in the table below:

	Three Months Ended May 31, 2018	Three Months Ended May 31, 2017
Revenue	$8,993	$7,817
Gross Profit	$6,957	$3,065
Operating Expenses	$23,634	$15,714
Net Loss	$(16,677)	$(12,649)

Revenues

We earned revenue of $8,993 for the three month period ended May 31, 2018 compared to $7,817 for the three month period ended May 31, 2017 for an increase of $1,176 (15.05%). Our gross profit from sales for the three month period ended May 31, 2018 was $6,957 compared to our gross profit of $3,065 for the three month period ended May 31, 2017. The increase in gross profit was primarily due to higher sales revenue and lower cost of goods sold.

Operating Expenses

Our operating expenses for the three month periods ended May 31, 2018 and 2017 are outlined in the table below:

	Three Months Ended May 31, 2018	Three Months Ended May 31, 2017
Filing Fees	$11,742	$1,245
General and administrative	1,126	2,635
Management Fee	2,327	1,481
Professional Fees	7,931	10,353
Depreciation	508	-
Total Expenses	$23,634	$15,714

Our operating expenses consist primarily of professional fees (legal and audit fees), management fees, filing fees, general and administrative expenses and depreciation. Our operating expenses for the three months ended May 31, 2018 were $23,634 compared to $15,714 for the same period in 2017 for an increase of $7,920 (50.4%). The increase in expenses was primarily due to higher filing fees.

Earnings after Taxes

The net loss for the three month period ended May 31, 2018 was $16,677 compared to a net loss of $12,649 for the three month period ended May 31, 2017. The increase in net loss for the three month period ended May 31, 2018 was primarily due to increase in filing fees.

Liquidity and Capital Resources

Working Capital

Our financials positions as at May 31, 2018 and February 28, 2018 are outlined in the table below:

	At May 31, 2018	At February 28 2018
	(unaudited)	(audited)
Current Assets	$11,285	$10,659
Current Liabilities	$96,822	$79,666
Working Capital (Deficit)	$(85,537)	$(69,007)

At May 31, 2018, our company had a cash balance and total assets of $9,199 and $18,723 compared with cash balance and total assets of $8,186 and $18,539 as at February 28, 2018.

As at May 31, 2018, our company had total liabilities of $96,822 compared with $79,666 as at February 28, 2018. The increase was primarily attributed to advances from related parties.

As at May 31, 2018, our company had a working capital deficit of $85,537 compared with a working capital deficit of $69,007 as at February 28, 2018.

As at May 31, 2018, we were obligated to related parties, Chung Szeto, our chief executive officer and director and a number of shareholders, for $71,956 in funds advanced to us for working capital. The advances are unsecured and no interest rate or payback schedule has been established.

Cash Flows

	Three Months Ended May 31, 2018		Three Months Ended May 31, 2017
Net Cash Provided by (Used in) Operating Activities		$2,238		$(15,138)
Net Cash Provided by Financing Activities	$	Nil	$	Nil
Net Cash Provided by (Used In) Investing Activities	$	Nil	$	Nil
Effect of Exchange Rate Changes on Cash		$(1,225)		$(362)
Net Increase (Decrease) in Cash During the Period		$1,013		$(15,500)

Cash Used in Operating Activities

During the three month period ended May 31, 2018, our company had $2,238 of cash provided by operating activities compared with $15,138 used for the three month period ended May 31, 2017. The decrease in the use of cash in operating activities was primarily due to the increase in advances from related parties.

Cash Provided by Financing Activities

During the three month periods ended May 31, 2018 and 2017, our Company received no cash from financing activities.

Cash Used in Investing Activities

During the three month periods ended May 31, 2018 and 2017, our Company has not used any cash in investing activities.

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

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the three month period ended May 31, 2018, and are included elsewhere in this quarterly report on Form 10-Q.

Going Concern

We have incurred net losses since our inception. We anticipate incurring additional losses before realizing growth in revenue and we will depend on additional financing in order to meet our continuing obligations and ultimately to attain profitability. Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain. Accordingly, our independent auditors’ report on our financial statements for the quarter ended May 31, 2018 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2018.

Our management, with the participation of our president (our principal executive officer, principal accounting officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our president (our principal executive officer, principal accounting officer and principal financial officer) has concluded that, as of the end of such period, our disclosure controls and procedures were not effective to ensure that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our president (our principal executive officer and our principal accounting officer and principal financial officer), as appropriate, to allow timely decisions regarding required disclosure. The reason or these deficiencies are as follows:

1)	Weaknesses in our control environment and financial reporting process.
2)	We do not have sufficient segregation of duties within our accounting functions.
3)	Lack of functioning audit committee.
4)	Ineffective oversight in the establishment and lack of monitoring of required internal controls and procedures.

Evaluation of Internal Control over Financial Reporting

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

Management has conducted, with the participation of our president (our principal executive officer and our principal accounting officer and principal financial officer), an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2018 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of March 31, 2018, our company’s internal control over financial reporting was not effective based on present company activity. Our Company is in the process of adopting specific internal control mechanisms. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board to ensure efficient and effective oversight over company activities as well as more stringent accounting policies to track and update our financial reporting.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the quarter ended May 31, 2018 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

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

Item 1A. Risk Factors

 As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A.

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

TGS INTERNATIONAL LTD.

Dated: July 11, 2018	By:	/s/ Chung Szeto
Chung Szeto
President, Chief Executive Officer and Director
Principal Executive Officer

Dated: July 11, 2018	By:	/s/ Sau Chun Yu
Sau Chun Yu
Secretary, Treasurer, Chief Financial Officer, Director,
Principal Accounting Officer, Principal Financial Officer

