Form 10-Q
period 2018-09-30
TGS International Ltd.
filed 2018-11-14
CIK 1701859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 333-217451

TGS INTERNATIONAL LTD.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 1023, 10/F., Ocean Centre 5 Canton Rd., Tsim Sha Tsui Kowloon, Hong Kong	N/A
(Address of principal executive offices)	(Zip Code)

+852.2116.3863

(Registrant’s telephone number, including area code)

Former fiscal year end: February 28

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES     ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ YES     ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging growth company,” in Rule 12b-2 of the Exchange Act. (Check one)

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

14,000,000 common shares issued and outstanding as of November 13, 2018.

TGS INTERNATIONAL LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited consolidated interim financial statements are presented in United States Dollars (US$) and have been prepared in accordance with accounting principles generally accepted in United States for interim financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and such adjustments of a normal recurring nature.

Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that can be expected for the year ending December 31, 2018.

TGS International Ltd. Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017

(In United States dollars)

	Note	September 30, 2018	December 31, 2017
		(Unaudited)
Assets

Current assets
Cash and cash equivalents		$67,131	$38,943
Other receivables		114,108	91,072
Prepayments and deposits		128,446	149,182
Total current assets		309,685	279,197

Non-current assets
Property, plant and equipment	3	1,620,210	1,639,139
Intangible assets	4	1,097,362	1,097,362

Total assets		$3,027,257	$3,015,698

Liabilities and Stockholders’ Equity/(Deficiency)

Current liabilities
Accrued charges		$222,066	$307,663
Other payables	6	56,327	234,385
Loans from related persons	7(a)	766,470	256,022

Total current liabilities		1,044,863	798,070

Non-current liabilities
Amounts due to shareholders	7(c)	465,365	8,679,987
Provision for asset retirement obligations		29,193	30,696
Provision for exploration asset compensation		105,791	111,239

Total liabilities		1,645,212	9,619,992

Commitments	8	-	-

Stockholders’ equity/(deficiency)
Capital Stock
-Authorized 200,000,000 common stock, voting, par value US$0.0001 each; -Authorized 100,000,000 preferred stock, non-voting, par value US$0.0001 each;
-14,000,000 common shares issued and outstanding (December 31, 2017 – 791)		1,400	791
Additional paid in capital		8,847,410	(691)
Accumulated loss		(7,081,242)	(6,375,999)
Accumulated other comprehensive loss		(385,523)	(228,395)

Total stockholders’ equity/(deficiency)		1,382,045	(6,604,294)

Total liabilities and stockholders’ equity/(deficiency)		$3,027,257	$3,015,698

The accompanying notes are an integral part of these interim consolidated financial statements.

TGS International Ltd. Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2018 and 2017
(unaudited)

(In United States dollars)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Net sales	$434,728	$64,794	$434,728	$262,112
Cost of sales	(141,065)	(232,273)	(278,556)	(424,763)

Gross profit/(loss)	293,663	(167,479)	156,172	(162,651)

Administrative expenses	(354,027)	(289,732)	(885,533)	(732,006)

Loss from operations	(60,364)	(457,211)	(729,361)	(894,657)
Other income	48,369	25,846	77,133	77,257
Interest expense	(22,317)	(62,618)	(53,015)	(188,527)
Loss before provision for income taxes	(34,312)	(493,983)	(705,243)	(1,005,927)

Provision for income tax	-	-	-	-
Net loss	(34,312)	(493,983)	(705,243)	(1,005,927)
Other comprehensive (loss)/income, net of tax:
Foreign currency translation adjustments	(102,281)	121,896	(157,128)	209,276
Comprehensive loss	$(136,593)	$(372,087)	$(862,371)	$(796,651)
Net loss per share:
Basic and Diluted net loss per share	$(0.01)	$(624.50)	$(0.44)	$(1,271.72)

Weighted average number of common shares outstanding:
Basic and diluted	4,717,787	791	1,590,401	791

The accompanying notes are an integral part of these interim consolidated financial statements.

TGS International Ltd. Consolidated Statements of Stockholders’ Equity for the Nine Months ended September 30, 2018
(unaudited)

(In United States dollars)

			Additional		Accumulated other
	Common Stock		Paid-in	Accumulated	comprehensive
	Shares	Amount	Capital	losses	loss	Total

Balance as of December 31, 2017	791	$791	$(691)	$(6,375,999)	$(228,395)	$(6,604,294)

Issuance of common stock	6,999,209	6,999,209	1,849,501	-	-	8,848,710

Adjustment due to the reverse merger	7,030,000	(6,998,597)	6,998,597	-	-	-

Cancellation of shares	(30,000)	(3)	3	-	-	-

Net loss	-	-	-	(705,243)	-	(705,243)

Foreign currency translation adjustments	-	-	-	-	(157,128)	(157,128)

Balance as of September 30, 2018	14,000,000	$1,400	$8,847,410	$(7,081,242)	$(385,523)	$1,382,045

The accompanying notes are an integral part of these interim consolidated financial statements.

TGS International Ltd. Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2018 and 2017
(unaudited)

(In United States dollars)

	For the Nine months ended
	September 30, 2018	September 30, 2017

Cash flows from operating activities
Net loss	$(705,243)	$(1,005,927)

Adjustments to reconcile net loss to net cash used in operating activities:-
Depreciation of property, plant and equipment	36,224	73,645
Loss on disposal of property, plant and equipment	1,035	-
Net foreign exchange (losses)/gains	(52,917)	2,404

Changes in assets and liabilities:-
Inventories	-	92,480
Accounts receivable	-	41,993
Other receivables	(26,604)	(28,493)
Prepayments and deposits	19,891	6,539
Accrued charges	(84,372)	213,984
Other payables	(172,469)	(47,165)
Provision for asset retirement obligations	-	138

Net cash used in operating activities	(984,455)	(650,402)

Cash flows from investing activities
Sales proceed from property plant and equipment	4,097	-
Acquisition of property, plant and equipment	(105,398)	(26,941)

Net cash used in investing activities	(101,301)	(26,941)

Cash flows from financing activities
Advances from shareholders	585,679	630,318
Proceeds from new loans – related persons	510,980	-

Net cash provided by financing activities	1,096,659	630,318
Net increase/(decrease) in cash and cash equivalents	10,903	(47,025)
Effect of exchange rate changes on cash and cash equivalents	17,285	(7,016)
Cash and cash equivalents, beginning of period	38,943	101,278

Cash and cash equivalents, end of period	$67,131	$47,237

Supplemental disclosures:-
Interest paid	$32,314	$-
Income tax paid	$-	$-

Non Cash Transactions:-
Cancellation of shares	$3	$-
Capitalization of advances from shareholder	$8,848,710	$-

The accompanying notes are an integral part of these interim consolidated financial statements.

TGS International Ltd.

Notes to Consolidated Financial Statements

September 30, 2018 and 2017

(Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN

TGS International Ltd. (“TGS”, “the Company”) was incorporated in the state of Nevada, United States on December 1, 2016. On September 14, 2018, the Company entered into a Share Exchange Agreement with Arcus Mining Holdings Limited (“Arcus”) and Chi Kin Loo, Billion Plus Limited, First Fortune Investment Limited, Great Win Limited and Master Value Holdings Limited (the “Selling Stockholders”), pursuant to which the Selling Shareholders agreed to sell all of their ordinary shares of Arcus to the Company in exchange for an aggregate of 7,000,000 shares of common stock of the Company. Arcus, which was incorporated in the Republic of Seychelles on June 17, 2014, and its subsidiaries are engaged in fluorite mining operations in Mongolia, including the processing and sales of fluorite products. Up to September 30, 2018 and the date of this report, the Company owns three mining rights in Mongolia (Mining license numbers: MV016819, MV017305 and MV9918A). During the nine-month period ended September 30, 2018, the Company has yet to commence regular mining operations except a trial production was conducted in Dojir mine located in Bayan-Ovoo soum, Khenti province (Mining license number: MV016819).

Reverse merger

On September 14, 2018, the Company and Arcus entered into a Share Exchange Agreement, dated September 14, 2018 with the Selling Shareholders, pursuant to which the Selling Shareholders agreed to sell all of their ordinary shares of Arcus to the Company in exchange for an aggregate of 7,000,000 shares of common stock of the Company. The merger closed on September 14, 2018 and resulted in the following:

Immediately prior to the Share Exchange, 6,500,000 shares of our outstanding common stock were cancelled and retired. Further 30,000 shares were canceled after the Share Exchange.

As a result of the transactions described above, the Company became the record and beneficial owner of 100% of the share capital of Arcus and therefore owns 100% of the share capital of its subsidiaries.

As a result of the Share Exchange, the cancellation of 6,530,000 shares and the issuance of 7,000,000 shares, the Company had 14,000,000 shares of common stock issued and outstanding.

The transaction is accounted for as a “reverse acquisition”, with Arcus being treated as the accounting acquirer for financial reporting purposes. The historical consolidated financial statements include the operations of the accounting acquirer and its subsidiaries for all periods presented.

Basis of Presentation

These accompanying unaudited Consolidated Financial Statements of TGS as of and for the period ended September 30, 2018 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial statements. Accordingly, the Consolidated Financial Statements do not include all the information and footnotes required by U.S. GAAP for complete annual financial statements. The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading. The balance sheet as of December 31, 2017 has been derived from the Arcus’s annual financial statements that were audited by an independent registered public accounting firm, but does not include all information and footnotes required for complete annual financial statements. The financial statements included in this Quarterly Report should be read in conjunction with the financial statements and the notes thereto included in the Company’s Report on Form 8-K filed on September 14, 2018. The results of operations for the third quarter ended September 30, 2018 are not necessarily indicative of the results expected for the full year or for any future periods.

TGS International Ltd.

Notes to Consolidated Financial Statements

September 30, 2018 and 2017

(Unaudited)

Going Concern

These financial statements have been prepared on a going concern basis. The Company has incurred an operating loss of $705,243 for the nine months ended September 30, 2018 which raises substantial doubt about the Company’s ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Since the Company is currently in the development and trial-production stage, it is still in the capital investing period. The Company’s business forecast indicates that the Company will have positive cash inflow after the commencement of formal production. Management believes the Company will have sufficient working capital to meet its financing requirements based of the financial support of shareholders and upon their experience and their assessment of the Company’s projected performance, production ability and product market. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

These interim consolidated financial statements include the accounts of the Company, TGS, all of the wholly owned subsidiaries of TGS. All intercompany balances have been eliminated in consolidation.

Use of estimates in the preparation of consolidated financial statements

The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. By their nature, these estimates and assumptions are subject to measurement uncertainty and the effect on the consolidated financial statements of changes in such estimates and assumptions in future periods could be significant. Significant areas requiring management’s estimates and assumptions include valuation and impairment losses on mining rights and valuation of asset retirement obligations and exploration asset compensation. Other areas requiring estimates include depletion and amortization of mining rights, depreciation of property, plant and equipment and valuation allowance for deferred tax asset and deferred tax liabilities. Actual results could differ significantly from those estimates and assumptions.

Cash and cash equivalents

Cash and cash equivalents are short-term, highly liquid investments with original maturities of three months or less. As of September 30, 2018 and December 31, 2017, the Company’s cash amounted to $67,131 and $38,943, respectively, and there were no cash equivalents.

Intangible assets

Intangible assets consist of acquired mining rights and are initially measured at fair value as at the date of acquisition. Following the initial recognition, intangible assets are stated at cost less accumulated amortization and impairment losses.

Intangible assets are amortized on the units-of-production method utilizing only proven and probable fluorite reserves in the depletion base.

TGS International Ltd.

Notes to Consolidated Financial Statements

September 30, 2018 and 2017

(Unaudited)

Property, plant and equipment

(i)	Property, plant and equipment are stated at cost less accumulated depreciation. Buildings are depreciated on a straight-line basis over 15 to 40 years, representing the shorter of the remaining term of the lease or the expected useful life to the Company.

(ii)	Other categories of property, plant and equipment are recorded at cost and depreciated to their estimated residual values using the straight-line method over their estimated useful lives, as follows:

•	Leasehold improvements: 5 years or the shorter of the remaining term of the lease
•	Furniture and equipment: 5 years
•	Motor vehicles: 3 to 7 years
•	Factory equipment: 5 to 10 years
•	Mineral properties: Unit-of-production

(iii)	Normal repairs and maintenance are charged to operating expenses as incurred, while costs incurred that extend the useful life of an asset, improve the safety of our operations, or improve operating efficiency are capitalized.

Impairment of long-lived assets

The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets. An impairment loss is measured and recorded based on discounted estimated future cash flows or upon an estimate of fair value that may be received in an exchange transaction. Future cash flows are estimated based on quantities of recoverable minerals, expected fluorspar prices, production levels and operating costs of production and capital, based upon the projected remaining future fluorspar production from each mining site. Existing proven and probable reserves and value beyond proven and probable reserves, including mineralization that is not part of the measured, indicated or inferred resource base, are included when determining the fair value of mine site reporting units at acquisition and, subsequently, in determining whether the assets are impaired. The term “recoverable minerals” refers to the estimated amount of fluorspar that will be obtained after taking into account losses during processing and treatment. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. The Company’s estimates of future cash flows are based on numerous assumptions and it is possible that actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable minerals, fluorspar prices, production levels and operating costs of production and capital are each subject to significant risks and uncertainties. As of September 30, 2018 and December 31, 2017, there were no impairment of long-lived assets.

Income taxes

Deferred income taxes are provided using the asset and liability method in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 740, “Income Taxes”. Under this method, deferred income taxes are recognized for all significant temporary differences at enacted rates and classified as a non-current asset or liability. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion of, or all, the deferred tax asset will not be realized.

TGS International Ltd.

Notes to Consolidated Financial Statements

September 30, 2018 and 2017

(Unaudited)

Income taxes (continued)

FASB ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides accounting guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interest and penalties from tax assessments, if any, are included in income taxes in the statements of operations and comprehensive income.

A tax position must be more likely than not of being sustained in order to be recognized in the consolidated financial statements. As of September 30, 2018 and December 31, 2017, the Company did not have any uncertain tax positions or accrued interest and penalties related to uncertain tax positions. The Company does not expect to have a material change to its income tax provisions in the next twelve months.

Operating lease charges

Where the Company has the use of assets held under operating leases, payments made under the leases are charged to profit or loss in equal installments over the accounting periods covered by the lease term, except where an alternative basis is more representative of the pattern of benefits to be derived from the leased asset. Lease incentives received are recognized in profit or loss as an integral part of the aggregate net lease payments made. Contingent rentals are charged to income in the accounting period in which they are incurred.

Restoration and remediation costs (Asset retirement obligations)

In Mongolia, the mining laws and regulations require the Company to reclaim the surface areas and restore underground water quality for its mine projects to the pre-existing mine area average quality after completion of the mining activities.

Future reclamation and remediation costs, which include extraction equipment removal and environmental remediation, are accrued at the end of each period based on management’s best estimate of the costs expected to be incurred for each project. Such estimates consider the costs of future surface and groundwater activities, current regulations, actual expenses incurred, and technology and industry standards.

In accordance with FASB ASC 410, “Asset Retirement and Environmental Obligations”, the Company capitalizes the measured fair value of asset retirement obligations to mineral properties. The asset retirement obligations are accreted to an undiscounted value until the time at which they are expected to be settled. The accretion expense is charged to earnings and the actual retirement costs are recorded against the asset retirement obligations when incurred. Any difference between the recorded asset retirement obligations and the actual retirement costs incurred will be recorded as a gain or loss in the period of settlement.

On a regular basis, the Company reviews the assumptions used to estimate the expected cash flows required to settle the asset retirement obligations, including changes in estimated probabilities, amounts and timing of the settlement of the asset retirement obligations, as well as changes in any regulatory or legal obligations for each of its mineral projects. Changes in any one or more of these assumptions may cause revision of asset retirement obligations for the corresponding assets.

Revenue recognition

On January 1, 2018, the Company early adopted FASB ASC 606, “Revenue from Contracts with Customers”, applying the modified retrospective method. The adoption did not result in a material adjustment to the accumulated deficit as of January 1, 2018.

TGS International Ltd.

Notes to Consolidated Financial Statements

September 30, 2018 and 2017

(Unaudited)

Revenue recognition (continued)

The Company recognizes revenue when it satisfies a performance obligation(s) in accordance with the provisions of a customer order or contract. This is achieved when control of the product has been transferred to the customer, which is generally determined when title, ownership, and risk of loss pass to the customer, all of which occurs upon shipment or delivery of the product. In determining when and how much revenue is recognized from contracts with customers, the Company performs the following five-step analysis: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; (5) recognize revenue when (or as) the entity satisfies a performance obligation. The sales of the Company’s products to its customers represent single performance obligations for which revenue is recognized at a point in time. Based on the foregoing, no significant judgment is required to determine when control of a product has been transferred to a customer.

The Company measures revenue based on the consideration it expects to be entitled to receive in exchange for its products. The standard terms and conditions of customer orders and contracts does not provide its customers with the right of return (except for quality), price protection, rebates or discounts. All sales are based on firm customer orders with fixed terms and conditions, which generally cannot be modified.

Provision for exploration asset compensation

The Government of Mongolia issued a policy that requires all mining companies to pay compensation to the Government if the exploration work on their mining license area was funded by the Government. The compensation amount for the exploration work done has been estimated by the Mineral Resources Authority of Mongolia.

The provision for exploration expenditure is calculated as the discounted net present value of estimated future net cash outflows of the reclamation and closure costs.

Cost of sales

Cost of sales includes raw material costs, mining overhead including depreciation expenses and shipping and handling costs related to the movement of finished goods from mining locations to customer locations. Additionally, cost of sales includes customs duties, product packaging cost, the cost of tooling and inventory shrinkage and damages.

Administrative expenses

Administrative expenses include salaries and benefits, consulting, audit, tax, legal, insurance, rent and utilities, and other general operating expenses.

Foreign currency transactions and translations

These consolidated financial statements are presented in United States dollars (“USD”), which is different from TGS subsidiaries’ functional currencies. The functional currency of the subsidiaries in Mongolia, Khan Shashir LLC and Shek Hung Gold LLC, is the Mongolian Tugrik (“MNT”). The functional currency of the subsidiary in the People’s Republic of China (“PRC”), Best Metro Import & Export Trading (Inner Mongolia) Limited is the Chinese Renminbi (“RMB”), while the functional currency of all other subsidiaries is the Hong Kong dollar (“HKD”).

The functional currency of TGS is the USD. The financial statements of foreign subsidiaries where HKD, MNT and RMB are the functional currencies and which have transactions denominated in non-HKD/MNT/RMB currencies are translated into HKD/MNT/RMB at the exchange rates existing on that date. The translation of local currencies into HKD/MNT/RMB creates transaction adjustments which are included in the statements of operations and comprehensive income.

TGS International Ltd.

Notes to Consolidated Financial Statements

September 30, 2018 and 2017

(Unaudited)

Foreign currency transactions and translations (continued)

The financial statements of TGS’s foreign subsidiaries, where non-USD currencies are the functional currencies, are translated into USD using exchange rates in effect at period end for assets and liabilities and average exchange rates during each reporting period for the statement of operations. Adjustments resulting from translation of these financial statements are reflected as a separate component of stockholders’ deficit.

Comprehensive loss

Comprehensive loss is defined as all changes in deficit, exclusive of transactions with stockholders, such as capital investments. Comprehensive loss includes net loss and changes in certain assets and liabilities that are reported directly in equity.

Basic and Diluted Loss per Share

The Company computes loss per share in accordance with FASB ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding common shares during the period. Dilutive loss per share excludes all common stock equivalents if their effect is anti-dilutive. As of September 30, 2018 and December 31, 2017, there were no dilutive common stock equivalents outstanding.

Fair value measurement

The Company complies with FASB ASC 820, “Fair Value Measurements”, which clarifies the definition of fair value, prescribes methods for measuring fair value and establishes a fair value hierarchy to classify the inputs used in measuring fair value.

Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:-

Level 1 — Quoted prices in active markets for identical assets or liabilities.

Level 2 — Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 — Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

Financial instruments are measured as follows:-

The carrying amounts of cash and cash equivalents, accounts and other receivables, prepayments and deposits, accrued charges, other payables, loans from related persons and amounts due to shareholders, approximate their fair values due to the short term nature of these instruments.

TGS International Ltd.

Notes to Consolidated Financial Statements

September 30, 2018 and 2017

(Unaudited)

Recent changes in accounting standards

In February 2016, the FASB issued an update to the standards to require lessees to recognize a lease liability and a right-of-use asset for all leases (lease terms of more than 12 months) at the commencement date. The new guidance is effective for the Company no later than the first quarter of fiscal 2019 and requires a modified retrospective approach to adoption. Early adoption is permitted. In January 2018, the FASB issued No. 2018-01, Leases (FASB ASC 842): Land Easement Practical Expedient for Transition to FASB ASC 842: The amendments in this Update affect the amendments in Update 2016-02, which are not yet effective but may be early adopted, and Example 10 of Subtopic 350-30. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Update 2016-02. An entity that early adopted FASB ASC 842 should apply the amendments in this Update upon issuance. The Company is evaluating the potential impact of this standard on its consolidated financial statements and disclosures.

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment include the following:-

	September 30, 2018	December 31, 2017
	(In United States dollars)

Buildings	170,115	178,876
Leasehold improvements	119,922	120,172
Furniture, fixture and equipment	178,774	126,086
Motor vehicles	254,015	281,691
Factory equipment	24,905	26,072
Mineral properties	1,316,240	1,346,814

Less: accumulated depreciation	(477,305)	(475,843)
	1,586,666	1,603,868
Construction in progress	33,544	35,271
Total property, plant and equipment	1,620,210	1,639,139

Construction in progress is mainly related to fluorspar beneficiation plant under construction and stall cables to be used during the construction of the shaft at the mine sites. During the nine-month periods ended September 30, 2018 and 2017, depreciation expenses charged to the consolidated statements of operations amounted to $36,224 ($17,791 to administrative expenses and $18,433 to cost of sales) and $73,645 ($49,286 to administrative expenses and $24,359 to cost of sales), respectively.

TGS International Ltd.

Notes to Consolidated Financial Statements

September 30, 2018 and 2017

(Unaudited)

NOTE 4 – INTANGIBLE ASSETS

Intangible assets consist of acquired mining rights.

As of September 30, 2018 and December 31, 2017, the Company owned three mining rights in Mongolia.

(In United States dollars)
Cost
At September 30, 2018 and December 31, 2017	1,097,362

Accumulated amortization and impairment loss
At September 30, 2018 and December 31, 2017	-

Net book value
At September 30, 2018	1,097,362

At December 31, 2017	1,097,362

NOTE 5 – INCOME TAXES

The companies comprising the Company are subject to tax on an entity basis on income arising in or derived from the United States of America, Republic of Seychelles, Mongolia, PRC and Hong Kong.

United States Tax

The federal income tax rate in United States is 21%. TGS are not subject to income taxes in the United States of America for each of the nine-month periods ended September 30, 2018 and 2017.

Seychelles Tax

The statutory tax rate in the Republic of Seychelles is 25% on the first 1 million Seychelles Rupee of taxable income and 33% on the remainder. Arcus and AMGC are not subject to income taxes in the Republic of Seychelles for each of the nine-month periods ended September 30, 2018 and 2017.

TGS International Ltd.

Notes to Consolidated Financial Statements

September 30, 2018 and 2017

(Unaudited)

NOTE 5 – INCOME TAXES (CONTINUED)

Hong Kong Tax

BMHK, AHK and CAHK are subject to Hong Kong profits tax at the rate of 16.5% on the assessable profits. No provision for Hong Kong profits tax has been made as these companies incurred a loss for each of the nine-month periods ended September 30, 2018 and 2017.

Mongolia Corporate Income Tax

KSS and SHG are registered and operate in Mongolia and are subject to Mongolia Corporate Income Tax at the rate of 10% on taxable income below MNT3 billion, or MNT300 million plus 25% on taxable income exceeding MNT3 billion. No provision for Mongolia corporate income tax has been made as these companies incurred a loss for each of the nine-month periods ended September 30, 2018 and 2017.

PRC Enterprise Income Tax

BMIM is subject to PRC Enterprise Income Tax at the statutory rate of 25%. No provision for PRC Enterprise Income Tax has been made as this company incurred a loss for each of the nine-month periods ended September 30, 2018 and 2017.

The Company’s deferred tax assets and liabilities as of September 30, 2018 and December 31, 2017 are attributable to the following:

	As of
	September 30, 2018	December 31, 2017
	(In United States dollars)

Tax loss carry forwards	296,364	212,789
Less: Valuation allowance	(296,364)	(212,789)
	-	-

Changes in valuation allowance are as follows:

	As of
	September 30, 2018	December 31, 2017
	(In United States dollars)

Beginning balance	212,789	122,587
Increase in valuation allowance	83,575	90,202
Ending balance	296,364	212,789

TGS International Ltd.

Notes to Consolidated Financial Statements

September 30, 2018 and 2017

(Unaudited)

NOTE 6 – OTHER PAYABLES

	As of
	September 30, 2018	December 31, 2017
	(In United States dollars)

Tax and social insurance payable	2,778	6,267
Receipts in advance	51,078	57,387
Amounts due to staff	-	121,942
Other payables	2,471	48,789
	56,327	234,385

NOTE 7 – SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

(a)	Loans from related persons

As of September 30, 2018, loans from related persons included a HK$4 million (equivalent to $510,980) loan borrowed from the wife of one of the shareholders of Arcus on May 21, 2018. The loan is unsecured, has no collateral or guarantee and carries interest at a monthly rate of 3.08% for the first month and a monthly rate of 1.08% for the rest of the term. The loan is due to be repaid on May 20, 2019.

As of September 30, 2018 and December 31, 2017, loans from related persons included a HK$1 million (equivalent to September 30, 2018: $127,745 and December 31, 2017: $128,011) loan borrowed from the son of a director of Arcus on October 6, 2016. The loan is unsecured, has no collateral or guarantee and carries interest at 8% per annum. The loan is due to be repaid on October 5, 2019.

As of September 30, 2018 and December 31, 2017, loans from related persons included a HK$1 million (equivalent to September 30, 2018: $127,745 and December 31, 2017: $128,011) loan borrowed from the sisters of one of the shareholders of Arcus and the ultimate shareholder on October 31, 2016. The loan is unsecured, has no collateral or guarantee and carries interest at 8% per annum. The loan is due to be repaid on October 31, 2019.

(b)	Interest expense paid to related persons

During the nine-month periods ended September 30, 2018 and 2017, interest expense of HK$372,564 (equivalent to $47,522) and HK$118,795 (equivalent to $15,248), respectively, was paid to related persons.

(c)	Amounts due to shareholders

Amounts due to shareholders are unsecured, interest-free and not repayable within twelve months.

TGS International Ltd.

Notes to Consolidated Financial Statements

September 30, 2018 and 2017

(Unaudited)

NOTE 8 - COMMITMENTS

The Company is renting or leasing offices located in Hong Kong and Mongolia with total monthly payments of $17,208 and $2,500, respectively.

The aggregate minimum payments over the next five years are as follows:-

(In United States dollars)
December 31, 2018	60,160
December 31, 2019	242,775
December 31, 2020	229,573
December 31, 2021	30,000
December 31, 2022	30,000
Thereafter	60,000
652,508

Rental expenses for all operating leases of office premises in Hong Kong and Mongolia amounted to $132,986 and $190,219 for the nine-month periods ended September 30, 2018 and 2017, respectively.

NOTE 9 – CONCENTRATIONS AND CREDIT RISK

Cash at bank is a financial instrument that potentially subjects the Company to a concentration of credit risk; however, the Company considers this risk to be minimal due to the good standing of the financial institutions at which the cash is held. The Company does not require collateral or other securities to support financial instruments that are subject to credit risk.

NOTE 10 – SUBSEQUENT EVENTS

On November 8, 2018, the Company entered into subscription agreements with two unrelated individuals whereby each of the individuals subscribed for 75,000 shares of common stock of Company at a price of $0.35 per share, for cash, together with 25,000 warrants to purchase 25,000 shares of common stock. The warrants are exercisable for three years at $1.00 per share. The offering is exempt from the registration requirements of the Securities Act pursuant to Regulation S.

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

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes to the consolidated financial statements included elsewhere in this Form 10-Q. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our” or the “company” mean TGS International Ltd., a Nevada corporation, and our subsidiaries, unless otherwise indicated.

General Overview

TGS International Ltd. (“TGS International”) was established on December 1, 2016 in Nevada, USA. On September 14, 2018, TGS International and Arcus Mining Holdings Limited (“Arcus”) entered into a Share Exchange Agreement, dated September 14, 2018 (the “Share Exchange Agreement”), with Chi Kin Loo, Billion Plus Limited, First Fortune Investment Limited, Great Win Limited and Master Value Holdings Limited (the “Selling Shareholders”), pursuant to which the Selling Shareholders agreed to sell all of their ordinary shares of Arcus to the Company in exchange for an aggregate of 7,000,000 shares of common stock of TGS International.

We are a mining company focused on both fluorite mining operations in Mongolia (3 mines in total) and sales of fluorite across Mongolia, China and Korea. Our trial production started in 2015 and has been ongoing since that time.

Our current business strategy is to focus our financial and resources in the following areas:

•	operating our mines safely, in a cost-effective and environmentally responsible manner;
•	continuing to optimize and improve operations at our mines and offices;
•	expanding our proven and probable reserves and production capacities at our mines;
•	conducting our business with financial stewardship to preserve our financial position in various mineral price environments;
•	continuing to seek opportunities to acquire or invest in mining and refinery.

A number of key factors may impact the execution of our strategy, including regulatory issues and mineral prices. Mineral prices can be very volatile and are influenced by a number of factors beyond our control. The average market prices of fluorite has been trending upward in 2018. We believe current global economic and industrial trends could result in continued demand for the fluorites we produce. However, there can be no assurance that this trend will continue.

In August 2018, an agreement of outsourcing the exploration of Mine B in 2019 was entered into between Arcus and the Mongolian company HMMB LLC, who has ample experience in exploration in Mongolia and possesses professional exploration teams. We believe our strategic cooperation with HMMB LLC could be effective. It is possible that in 2019, sales and production could reach USD750,000 and 5,300 tonnes respectively.

Apart from the exploration of Mine B by HMMB LLC, negotiations to finance the establishment of a refinery is in process. Once the funds are available, we expect the refinery could be put into trial production in the third quarter of 2019.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2018 and September 30, 2017

Sales

In the three months ended September 30, 2018, we had total sales of $434,728, as compared to sales of $64,794 during the three months ended September 30, 2017. The percentage of such increase was approximately 570% as a result of the increase of production volume and selling price of that three months in 2018 as compared with 2017.

Those sales were mainly from the sale of fluorspar products generated from trial production at our mines. In the first nine months of 2018, we had total sales of $434,728, as compared to sales of $262,112 during the first nine months of 2017. The percentage of such increase was approximately 66% as a result of the increase in market selling price of fluorspar and increased production volume in the first nine months of 2018.

During our scheduled trial production period, our production occurred from July to November. Those sales were treated as “trial sales” in order to test different sales channels on the fluorspar market.

Cost of sales

Cost of sales included raw material costs, mining overhead, including depreciation expenses and transportation, and handling costs related to the movement of finished goods from mines to customer designated locations. Additionally, cost of sales included customs duties, product packaging cost, the cost of tooling and inventory shrinkage, and damages.

Our total cost of sales decreased significantly from $424,763 in the first nine months in 2017 to $278,556, compared to the first nine months of 2018. The percentage of such reduction was approximately 34% as a result of effective cost control in the first nine months of 2018. The expenses for mining supplies and electricity are decreased compare with the first nine months of 2017.

For the three months ended September 30, the total cost of sales decreased significantly from $232,273 in 2017 to $141,065 in 2018. The result of such reduction is similar to the first nine months as discussed above.

Gross profit (loss)

Since the Company is still in trial production, the revenue from our sales normally cannot cover our cost of sales, which results in a gross loss. However, the gross loss of $162,651 in the first nine months of 2017 was turned into gross profit of $156,172 in the first nine months of 2018.

The reasons for gross profit in the first nine months of 2018 are mainly due to the increase in market selling price and production volume of fluorspar. The experiences gain from trial production makes better cost control also decrease the cost of sales in the first nine months of 2018.

For the three months ended September 30, the gross loss of $167,479 in 2017 turned into gross profit of $293,663 in 2018. The result is similar to the first nine months as discussed above. It is because the production and sales cycle mainly occurred from July to November for both years.

Administrative expenses

Administrative expenses included salaries and benefits, consulting, audit, tax, legal, insurance, rent and utilities, and other general operating expenses.

Administrative expenses increased significantly from $732,006 in the nine months in 2017 to $885,533 in the first nine months in 2018. The percentage of such increment was approximately 21% as a result of one-off legal and professional fees related to the reverse acquisition in the first nine months in 2018.

For the three months ended September 30, the total administrative expenses are increased from $289,732 in 2017 to $354,027 in 2018. The result of increase is similar to the first nine months as discussed above. It is because the one-off legal and professional fees related to the reverse acquisition are mainly incurred during July to September 2018.

Interest expenses

Interest expenses mainly included other loan interest and related party loan interest.

Interest expenses significantly decreased from $188,527 in the first nine months in 2017 to $53,015 in the first nine months in 2018. The percentage of such reduction was approximately 71% as a result of the repayment of a third party loan at the end of 2017.

For the three months ended September 30, the interest expenses decreased significantly from $62,618 in 2017 to $22,317 in 2018. The percentage of such reduction was approximately 64% as a result of the repayment of a third party loan at the end of 2017.

Net loss

As a result of the factors described above, we had a net loss of $34,312 for the three months ended September 30, 2018 as compared to $493,983 for the three months ended September 30, 2017. As a result of the factors described above, we had a net loss of $705,243 for the nine months ended September 30, 2018 as compared to $1,005,927 for the nine months ended September 30, 2017.

The net loss are under our management expectation since our mine is still under trial production. Excluding the one-off legal and professional fees related to the reverse acquisition incurred in 2018, the net loss in 2018 was narrowed as compared with 2017. We considered it may be due to the experiences gains from trial production and make the cost controls become more effective.

Liquidity and Capital Resources

Cash and cash equivalents are short-term, highly liquid investments with original maturities of three months or less. As of September 30, 2018 and December 31, 2017, the Company’s cash was $67,131 and $38,943, respectively. There were no cash equivalents.

Our liquidity needs include (i) net cash used in operating activities that consists of (a) cash required to fund the mining site operating activities and continued expansion of our mining site and (b) our working capital needs, which include advanced payment for several mining supplies and repair and maintenance, payment of our operating expenses; and (ii) net cash used in investing activities that consists of the investments in purchasing new and additional property, plant and equipment for mining sites. To date, we have financed our liquidity needs primarily through advances from shareholders and the proceeds from loans from related parties.

We expect to continue to make capital expenditures to keep pace with the expansion of the production and scale of operations of our mining sites, which we expect to fund in part with the proceeds of private placements of our securities in the future. We expect that the proceeds from the sale of our securities and our existing cash and cash equivalents will be used to fund working capital and for capital expenditures and other general corporate purposes, such as partnering arrangements, or reduction of debt obligations. However, there can be no assurance that we will be able obtain financing, if at all or upon terms that will be acceptable to us.

Cash Flows

As of September 30, 2018, we had $67,131 in cash and cash equivalents, compared to $47,237 on September 30, 2017.

Net cash used in operating activities

Our net cash used in operating activities increased to $984,455 in the first nine months of 2018 from $650,402 in the first nine months of 2017. This was mainly due to settlement of accrued charges in the first nine months in 2018.

Net cash used in investing activities

Our net cash used in investing activities increased to $101,301 in the first nine months of 2018 from $26,941 in the first nine months of 2017. This was mainly the result of additional purchases of property, plant and equipment in the first nine months of 2018.

Net cash provided by financing activities

Our net cash provided by financing activities increased to $1,096,659 in the first nine months of 2018 from $630,318 in the first nine months of 2017. This was mainly the result of the proceeds from loans from related parties and the advances from shareholders.

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

Critical Accounting Policies

Our significant accounting policies are described in the Notes to the Consolidated Financial Statements, and are included elsewhere in this quarterly report on Form 10-Q.

Going Concern

The Company incurred an operating loss of $705,243 for the nine-month period ended September 30, 2018. Notwithstanding the operating loss incurred for the period ended September 30, 2018, the accompanying interim consolidated financial statements have been prepared on a going concern basis. Since the Company is currently in the development and trial-production stage, it is still in the capital investing period. The Company’s business forecast indicates that the Company will have positive cash inflow after the commencement of formal production. Management believes the Company will have sufficient working capital to meet its financing requirements based of the financial support of shareholders and upon their experience and their assessment of the Company’s projected performance, production ability and product market.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018.

Our management, with the participation of our president and chief executive officer (our principal executive officer) and chief financial officer (principal accounting officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our president and chief executive officer (our principal executive officer) and chief financial officer (principal accounting officer and principal financial officer) concluded that, as of the end of such period, our disclosure controls and procedures were effective to ensure that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Evaluation of Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, our president and chief executive officer (our principal executive officer) and chief financial officer (principal accounting officer and principal financial officer), to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of our company are being made only in accordance with authorizations of management and directors of our company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Further, the evaluation of the effectiveness of internal control over financial reporting was made as of a specific date, and continued effectiveness in future periods is subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted, with the participation of our president and chief executive officer (our principal executive officer) and chief financial officer (principal accounting officer and principal financial officer), an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2018 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of September 30, 2018, our company’s internal control over financial reporting was effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the quarter ended September 30, 2018 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer
31.2*	Section 302 Certification by the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification by the Principal Executive Officer
32.2*	Section 906 Certification by the Principal Financial Officer and Principal Accounting Officer
101*	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

___________

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TGS International Ltd.

Date: November 13, 2018	By:	/s/ Tak Shing Eddie Wong
Tak Shing Eddie Wong
Chairman, President and Chief Executive Officer,
(Principal Executive Officer)

Date: November 13, 2018	By:	/s/ Sai Kit Leung
Sai Kit Leung
(Principal Financial Officer and Principal Accounting Officer)

