Form 10-K
period 2018-12-31
TGS International Ltd.
filed 2019-03-25
CIK 1701859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 001-34864

TGS International Ltd.
(Exact Name of Registrant as Specified in its Charter)

Nevada	N/A
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification Number)

Suite 1023, 10/F., Ocean Centre

5 Canton Rd., Tsim Sha Tsui

Kowloon, Hong Kong

(Address of principal executive offices) (zip code)

(852)2116-3863

(Registrant's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-K (ss.229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging grown company,” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging Growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the average bid and asked price of the registrant’s common stock on June 30, 2018, the last business day of the Company's second fiscal quarter, was $0.

As of March 22, 2019, the number of shares outstanding of the registrant’s common stock was 14,345,000.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K (the “Report”) and other reports (collectively the “Filings”) filed by the registrant from time to time with the Securities and Exchange Commission (the “SEC”) contain or may contain forward looking statements and information that are based upon beliefs of, and information currently available to, the registrant’s management as well as estimates and assumptions made by the registrant’s management. When used in the filings the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan” or the negative of these terms and similar expressions as they relate to the registrant or the registrant’s management identify forward looking statements. Such statements reflect the current view of the registrant with respect to future events and are subject to risks, uncertainties, assumptions and other factors (including the risks contained in the section of this Report entitled “Risk Factors”) relating to the registrant’s industry, the registrant’s operations and results of operations and any businesses that may be acquired by the registrant. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

Although the registrant believes that the expectations reflected in the forward looking statements are reasonable, the registrant cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, the registrant does not intend to update any of the forward-looking statements to conform these statements to actual results. The following discussion should be read in conjunction with the registrant’s financial statements and the related notes thereto included in this Report.

In this Report, “we,” “our,” “us,” “TGS International Ltd.” or the “Company” sometimes refers collectively to TGS International Ltd. and its subsidiaries and affiliated companies.

PART I

Item 1. Business

General Overview

The Company was established on December 1, 2016 in Nevada, USA. On September 14, 2018, the Company and Arcus Mining Holdings Limited (“Arcus”) entered into a Share Exchange Agreement, dated September 14, 2018 (the “Share Exchange Agreement”), with Chi Kin Loo, Billion Plus Limited, First Fortune Investment Limited, Great Win Limited and Master Value Holdings Limited (the "Selling Stockholders"), pursuant to which the Selling Stockholders agreed to sell all of their ordinary shares of Arcus to the Company in exchange for an aggregate of 7,000,000 shares of common stock of the Company. Arcus, through its wholly owned subsidiaries, is engaged in the exploration, mining, processing and sale of fluorite in Mongolia.

Arcus currently owns three fluorite projects through its subsidiaries. Its official mining licenses in Mongolia are shown below:

Details of Three Fluorite Projects transferred to the Company by Arcus

Mining Project	Fluorite Resource	Covered Area	License No.	Expiration Date	Current Status

Altan Ovoo (Mine A)	4.51 million tons	39.35 hectares (97.24 acres)	MV-009918	December 29, 2034	Pre-feasibility study completed

Oosmonskogo 1 (Mine B)	0.63 million tons	98.37 hectares (243.08 acres)	MV-016819	April 28, 2041	Trial production in 2018, formal production will be launched in 2019

Oosmonskogo 2 (Mine C)	To be explored	300.96 hectares (743.59 acres)	MV-017305	April 23, 2043	Ready for exploration

According to the staged exploration results, there are abundant resources as well as a large potential to expand the resource base of the mines, laying a solid foundation for the sustainable development of the Company.

Arcus strove to create more value through efficiency in mining. The initial expected annual production capacity of fluorite ("CaF2") for 2019 and 2020 is described below:

Type	Metallurgical Grade	Acid Grade
CaF2 Content	80% to 90%	97%
Estimated Capacity in 2019	9,000 tons annual production	13,000 tons
Estimated Capacity in 2020	9,000 tons annual production	59,000 tons
Final Product	Granule/Powder	Powder

Arcus intends to start producing 97% Acid Grade powder products in 2019.

Nevertheless, there are several areas where Arcus expects to outperform the market:

•	Abundant fluorite resources for a long-term sustainable business;

•	Experience in mine construction, mining and marketing of fluorite;

In summary, the Company intends to make full use of Mongolia's fluorite resource advantages and market under the guidance of our experienced management team.

Arcus Company Background

The founders and the management of Arcus have extensive experience in the mining industry in Africa, China, Russia and Mongolia. Their industrial experience includes exploration, mining and mineral investment. With extensive experience in the manufacture and sale of fluorite and related products, Arcus believes the Company will be able to produce the raw material needed for various high standard industrial products, including the manufacture of acid-grade fluorite, metallurgical grade fluorite and more.

To meet ever-changing demands from customers, Arcus established a management team comprised of several experienced persons in the industry, as well as financial and marketing experts from international and local markets. The mines use advanced production equipment to produce high-quality products for the market.

In 2014, the Mongolian Parliament waived several restrictions on issuing new minerals exploration licenses and introduced a series of new regulations to encourage foreign investments in the Mongolian mining sector. Arcus is well positioned to take advantage of new opportunities in this promising business environment.

Arcus Company Structure

Arcus indirectly holds three fluorite projects in Mongolia through its wholly owned subsidiaries incorporated in Hong Kong, namely Best Metro (Hong Kong) Limited, China Aim (Hong Kong) Limited, which in turn wholly own Mongolian based fluorite mining companies Khan Shashir LLC ("Khan Shashir"), Shek Hung Gold LLC ("Shek Hung") respectively. Arcus Hong Kong Limited wholly own the PRC based Best Metro Import & Export Trading (Inner Mongolia) Limited as a trading arm.

The demand for metallurgical grade fluorite in China and other Asian countries currently exceeds supply, and current market conditions are expected to continue for the foreseeable future, creating excellent opportunities for the Company. Inherent uncertainties in the mining industry as well as the changing legal and political environment in Mongolia potentially bring additional business risks, as detailed under “Risk Factors” below.

Shek Hung currently owns a project called Altan Ovoo, while Khan Shashir owns the mines Oosmonskogo 1 and Oosmonskogo 2.

Mining Licenses

The three fluorite projects in Mongolia are Altan Ovoo ("Mine A"), Oosmonskogo 1 ("Mine B") and Oosmonskogo 2 ("Mine C").

The three projects have all been issued official mining licenses. The mining licenses allow the right to conduct mining activities throughout the license areas and to construct structures within the license areas that are related to its mining activities.

Mine A is located in Uul-Bayan soum, Sukhbaatar province, 530 kilometers ("km") from Ulaanbaatar, the capital of Mongolia. Mine A's mining license, reference number MV-009918, is valid until December 29, 2034. Mine A covers an area of 39.35 hectares (97.24 acres).

Mine B is located in the Bayan-Ovoo soum, Khentii province, 440 km from Ulaanbaatar. Mine B's license, reference number MV-016819, is valid until April 28, 2041. Mine B covers an area of 98.37 hectares (243.08 acres).

Mine C is adjacent to Mine B. Mine C's license, reference number MV-017305, is valid until April 23, 2043. Mine C covers an area of 300.96 hectares (743.59 acres).

The location map of Mines A, B and C are shown below:

Resources and Reserves

After years of exploration, a significant potential for high grade fluorite resources for Mine A and Mine B has been positively demonstrated.

The historic exploration of Mine A and Mine B can be divided into three phrases:

•	An investigation conducted by the former Soviet Union governmental agencies in the last century;

•	An investigation conducted by an independent consultant from the United States in 2012; and

•	An investigation conducted by SRK Consulting in 2014, a leading mining consulting services provider.

Arcus' own geological team will search for other resources through continued exploration in the areas surrounding existing deposits.

Mine A

Phase 1: Investigation conducted by former Soviet Union government agencies in 1980’s

The former Soviet Union politically governed Mongolia between 1925 and 1991. Its governmental agencies performed the first systematic exploration on Mine A between 1985 and 1987. Only one vein was located, east-trending with a strike length of 600 to 700 meters. The major work performed included drilling and digging six trenches three to four meters deep along the vein.

According to a survey report stored at the Mineral Resource Authority of Mongolia prepared by the former Soviet Union government agencies, Mine A has inferred resources of 6.35 million tons with an average of 30% CaF2.

Phase 2: Investigation conducted by an independent surveyor in 2012

Since the date of the report by the Soviet Union governmental agencies, 27 new holes were drilled (2,916 m) underneath the trenches excavated in the 1980s to investigate the resource in Mine A. Most holes were drilled vertically or at an angle of 60° to the north, as the vein dips approximately 45° to the south.

Based on the samples obtained from the core holes drilled and historical surface trench assays, the independent United States explorer estimated an inferred resource of approximately 6.18 million tons with an average grade of 30% CaF2 for Mine A, very similar to the estimation by the Soviets.

Phase 3: Investigation conducted by SRK Consulting

Considering the advice from the independent explorer on the possibility of re-drilling some core holes to increase output of Mine A and Mine B, Arcus formally engaged SRK Consulting to perform a formal survey on both mines.

In late 2014, a specialist from SRK Consulting visited both Mine A and Mine B. SRK Consulting collected 43 extra drill core samples in Mine A during its visit. Analysis performed on data from these samples allowed SRK Consulting to define an indicated resource for Mine A of approximately 1.95 million tons and an inferred resource of around 2.56 million tons with an average CaF2 content of 34%. This is substantially lower than the historic figures but at a better grade. In addition, more confidence can be placed in these resource figures as they were obtained in accordance with the Australasian Joint Ore Reserves Committee Code (“JORC Code”). (The JORC Code is the Australasian code for reporting of exploration results, mineral resources and ore reserves. It is a professional code of practice that sets minimum standards for public reporting of minerals exploration results, mineral resources and ore reserves.)

Mine B

Phase 1: Investigation conducted by former Soviet Union government agencies in 1930s to 1950s

Former Soviet Union governmental agencies performed the first systemic exploration on Mine B in 1937 and continued until approximately 1950. The main vein located was north-striking. It was traced by trenching and defined to be at least 400 meters in length in the 1940’s.

Major work performed in Phase 1 included:

1.	Over 160 trenches dug along the vein surface, which are now mostly deteriorated;

2.	Over 35 vertical drill holes; and

3.	A 35-meter underground tunnel along the main vein zone.

According to a survey report stored at the Mineral Resource Authority of Mongolia, prepared by the former Soviet Union governmental agencies, Mine B has an inferred resource of 0.52 million tons with an average of 80% CaF2 content in 1950.

Survey Report for Mine B provided by the Mineral Resource Authority of Mongolia

A Russian geological investigation report, including a mineral estimation, was produced by the Union of Soviet Socialist Republics (“USSR”) in 1951. The mineral estimation was conducted in accordance with Soviet standards, and the results are presented in the table below.

Phase 2: Investigation conducted by an independent surveyor in 2012

The Company has drilled 9 vertical core holes with an aggregate length of 877 meters in 2011 to update information on Mine B. Based on the samples obtained from the 9 vertical core holes drilled and assays of 4 drill hole cores in the Soviet Union period, the independent surveyor estimated an inferred resource of approximately 2.35 million tons with an average grade of 43% CaF2 of Mine B.

Phrase 3: Investigation conducted by SRK Consulting

During the site visit to Mine B, the specialist consultant from SRK Consulting observed that most of the fluorite ores in Mine B have a grade of more than 90% CaF2 and could be used for ornamental and lapidary purposes.

Comparing the report by the former Soviet Union with the data from 2012, it was concluded that the resource figure of the Soviet report was too low. According to SRK Consulting, Mine B has an Indicated Resource of 0.43 million tons and an Inferred Resource of around 0.20 million tons. Based on the samples taken by SRK Consulting, the average in situ grade CaF2 is 67%.

Mine C

No exploration or resource estimate has been done on Mine C, but initial surface investigations suggest that the resource of Mine B may extend onto the license of Mine C.

Future development

The Company is planning to continue with a second round of exploration in Mine A, Mine B and Mine C. The primary objective would be to gain a better understanding of the geological structure to assist in mine planning and to upgrade the identified inferred resource to the indicated resource category.

According to SRK Consulting, the drill holes in Mine A do not provide consistent coverage of all areas. Therefore, another round of exploration would allow a more detailed understanding of the resource allocation and help upgrade much of the inferred resource into the indicated resource category. This will be followed by a pre-feasibility study at Mine A and by full feasibility studies for Mine A and Mine B. These feasibility studies will be conducted by Arcus' experienced team, assisted by external specialist consultants where necessary.

Mine C is adjacent to Mine B, and given the large cover area of Mine C, we are optimistic regarding the resources of Mine C. Based on preliminary estimates by the geologists, it is possible that the resource of Mine C could be greater than that of Mine B. Conducting a thorough exploration of the resource will allow better planning on mining Mine C and ensure sustainability of the Company’s growth.

Operations

Currently, Mine B is in trial production in 2018 and both Mine B and Mine A is expected to be put into operation in 2019 and 2020 respectively.

There are two types of products available from Mine B, metallurgical and acid grade fluorite. Metallurgical grade fluorite is sold mainly to steel manufacturers for use as flux in steel production. Acid grade fluorite which is used to manufacture hydrofluoric acid, a feedstock for many different chemical processes.

Workflow of Operations

The formal operation of the Company involves several steps as shown below:

Mine Preparation

Preparing a mine involves investigation, exploration, evaluation and the construction of necessary infrastructures and utilities facilities, among other tasks.

Both Mine A and Mine B are now equipped with the necessary facilities, but the infrastructure in Mine B is more comprehensive. The basic facilities information of Mine A and Mine B are shown below:

	Mine A	Mine B
Water Resources	Drilled water wells	Drilled water wells
Electricity Resources	Local wind turbine generators	Bayan-Ovoo soum electrical power grid
Mining Method	Open pit mining	Underground mining
Shafts	Not applicable	4 in production

Water Resources

It is probable that there is sufficient water from drilled wells for mining and processing operations in Mine A and Mine B. Several such wells have been completed at both Mine A and Mine B. All the water will be recycled, but in the dry climate, evaporation is high.

Electricity Resources

Mine B is currently connected to the Bayan-Ovoo soum electrical power grid. Power generation in Mine A is currently supported by a set of wind turbines. Both Mine A and Mine B have sufficient power to meet daily usage, and each has two sets of contingent diesel generators.

Infrastructures

At Mine B, the construction of offices, living quarters and explosive stores have been completed. Of the four shafts built in Mine B, one shaft has been excavated with a 150 meter long development drive in the fluorite ore. Annual crude ore production is estimated to be 8,000 tons. The second shaft, excavated with a 180 meter long development, is configured with an annual crude ore production of 6,000 tons. The third shaft has been configured with an annual crude ore production of 4,000 tons. The remaining shaft has an annual crude ore production of 12,000 tons. Construction on excavating an underground tunnel to connect the four shafts is in progress which the completion date of works is tentatively scheduled in 2019.

Mining activities are halted for the winter break, which takes place between January and March every year. Since mining activities are conducted underground, which is more dependent on the weather condition, the winter break for the mining activities is one month longer than the winter break for the production line. Formal mining is expected to commence in 2019.

Mine A is planned as an open pit mine because the mineralization outcrops on the surface are relatively easy to begin mining. Four temporary offices and storage containers have been set up at Mine A. Since the resource in Mine A is large, management plans to develop Mine A in stages. Mining of the open pit is expected to commence in 2019, while the deeper ores will be subjected to further exploration.

Mine A is planned to produce fluorite powder. The appropriate processing plant, with sufficient capacity, will be installed based on the production tests that are currently being conducted. Management is optimistic that mining and processing will be commenced in 2019, and that installation of the processing plant will be completed in 2020, as well, given market demand and our cash flow position. Each production line is configured for a full production of 80,000 tons of fluorite powder annually.

Mining

Mine A is not yet in production, but it is expected that a flotation refining procedure will be utilized. The operations described below currently apply only to Mine B but can serve as a general reference regarding the future production of Mine A. Starting from year 2019, we will outsource the mining activities to subcontractors.

Refining

The Company will not outsource its core fluorite processing to third parties. Major fluorite processing of metallurgical grade fluorite includes gravity separation, which refines the fluorite granules, followed by sorting the granules by sizes in accordance with a customer’s needs.

The major machines employed in Mine B are the shakers and the jiggers. A jigger is a vertical container where a pulsing action divides ores into different layers according to their densities. When sorted by a shaker, ore is placed on a horizontal water surface, and the shaker applies longitudinal forces. As ores of different densities respond to longitudinal forces, they are sorted accordingly. Both shakers and jiggers are common tools in conducting gravity selection, but jiggers mainly divide coarse ores into different size groups (30 mm - 80 mm) and shakers mainly refine smaller ores (3 mm – 10 mm or 1 mm – 3 mm).

Sales and Marketing

From 2015 throughout 2018, Arcus ran trial production and planned to sell metallurgical grade fluorite at site. In 2019, the Company intends to further expand its sales. Some of the ultimate target customers include Korean steel manufactures.

Customers

The Company intends to develop a pool of customers to reduce its distribution risk. The Company’s targeted customer base is set forth below:

•	Korean steel manufacturers,

•	Chinese steel manufacturers.

•	Other foreign steel manufacturers (e.g., Japanese, Indian, American, etc.).

•	Online sales platforms.

•	Fluorochemical companies, mainly in China due to large demand.

•	Chinese and other foreign aluminum manufacturers.

The Market for Fluorite in Mongolia

Fluorite and its Applications

Fluorite, commercially termed as fluorspar, is a transparent halide mineral of various colors, composed primarily of calcium fluoride (CaF2). Fluorite is the dominant source for the chemical element fluorine. Due to its unique chemical properties, fluorine is largely irreplaceable in its use. The major applications of fluorite and the corresponding requirement of content percentage are summarized below:

Most of the world demand for fluorite is for acid-grade fluorite, which is used to manufacture hydrofluoric acid, a feedstock for many different chemical processes. The second greatest demand is for metallurgical grade fluorite, used as flux in steel and aluminum production. A small portion is produced as ceramic grade fluorite for the manufacture of ceramics and enamels due to the high content percentage requirement.

Competition

There are a number of listed companies that are primarily focused on mining fluorite. We have presented them in the table set forth below.

Comparable company	Mexichem	China King Resources	Do-Fluoride
Country	Mexico	China	China
Exchange Listed	Mexico	Shanghai	Shenzhen
Location of fluorite deposit	Mexico	China	China

Patents, Trademarks, Licenses, Franchises, Concessions and Royalty Agreements

Licenses

The three projects owned by the Company all hold official mining licenses from the Mineral Resources and Petroleum Authority of Mongolia. The mining licenses allow the holder the right to conduct mining activities throughout the license areas and to construct structures within the license areas that are related to its mining activities.

Mine A is located in Uul-Bayan soum, Sukhbaatar province, 530 kilometers from Ulaanbaatar, the capital of Mongolia. Mine A's mining license, reference number MV-009918, is valid until December 29, 2034. Mine A covers an area of 39.35 hectares (97.24 acres).

Mine B is located in the Bayan-Ovoo soum, Khentii province, 440 kilometers from Ulaanbaatar. Mine B's license, reference number MV-016819, is valid until April 28, 2041. Mine B covers an area of 98.37 hectares (243.08 acres).

Mine C is adjacent to Mine B. Mine C's license, reference number MV-017305, is valid until April 23, 2043. Mine C covers an area of 300.96 hectares (743.59 acres).

Government Approval and Regulation of the Company’s Principal Products or Services

The Mongolian Law of Mineral Resources governs our operations. The Company endeavors to ensure the safe and lawful operation of its facilities in its operations and the distribution of its products and believes it is in compliance in all material respects with applicable laws and regulations.

Employees

The Company currently has approximately 100 employees.

Principal Executive Offices

Our principal executive office is located at Suite 1023, 10/F., Ocean Centre, 5 Canton Rd., Tsim Sha Tsui, Kowloon, Hong Kong.

Item 1A. Risk Factors

Risks Related to our Business

Our limited operating history makes it difficult to evaluate our future prospects and results of operations.

The Company is in the process of developing its mines and bringing its fluorite products to the market. Accordingly, we have a limited operating history. You should consider our future prospects in light of the risks and uncertainties experienced by early stage companies in evolving geographical areas such as Mongolia. Some of these risks and uncertainties relate to our ability to:

•	offer products of sufficient quality to attract and retain a larger customer base;

•	attract additional customers and increase spending per customer;

•	increase awareness of our products and continue to develop customer loyalty;

•	respond to competitive market conditions;

•	respond to changes in our regulatory environment;

•	maintain effective control of our costs and expenses;

•	raise sufficient capital to sustain and expand our business; and

•	attract, retain and motivate qualified personnel.

If we are unsuccessful in addressing any of these risks and uncertainties, our business may be materially and adversely affected.

Our operating results may fluctuate, which makes our results difficult to predict and could cause our results to fall short of expectations.

Our operating results may fluctuate as a result of a number of factors, many outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. Our quarterly, year-to-date and annual expenses as a percentage of our revenues may differ significantly from our historical or projected rates. Our operating results in future quarters may fall below expectations. Any of these events could cause our stock price to fall. Each of the risk factors listed in this section and the following factors may affect our operating results:

•	Our ability to continue to attract customers;

•	Our ability to generate revenue from the products we offer;

•	The amount and timing of operating costs and capital expenditures related to the maintenance and expansion of our businesses; and

•	Our focus on long-term goals over short-term results.

Because our business is changing and evolving, our historical operating results may not be useful to you in predicting our future operating results.

Our business operations may be adversely affected by present or future governmental regulations or political changes.

Mongolia, the country where the Company’s mines are situated, is currently undergoing rapid development. Our operations may be affected by changes to Mongolian regulation of the mining sector or changing levels of political involvement in mining.

The Mongolian Parliament passed an amendment to the Minerals Law on July 1, 2014 to ease certain restrictions on the mining industry and also to give some incentives to foreign mining companies and investors. These changes have clarified many areas of the law and settled issues around government interests in mines of national or strategic importance. These changes have brought potential benefits to the Company. Visits paid by Chinese president Xi Jinping to Mongolia have indicated Chinese support for strengthening cooperation between Mongolian and Chinese entities in the future. Corresponding lobbying by the Chinese government may help ensure that the Mongolian government respects the rights of foreign mining companies investing in Mongolia.

Deviations between inferred resources and actual mineable resources may have an adverse effect on the Company’s results.

Actual mine output usually deviates to a certain extent when compared to the inferred resource, as every estimation model is based on certain assumptions made in the calculation. In order to enhance estimation accuracy and maximize output quantity and quality, the Company engaged SRK Consulting, a leading mining consultant company, to conduct a detailed resource and reserve assessment. However, there can be no assurance as to the accuracy of SRK Consulting’s estimate.

Adverse weather conditions may limit the periods during which the Company may conduct its operations or may cause a disruption in its utilities or the delivery of its products to its customers.

Due to the severe weather in Mongolia during the winter, we have scheduled a regular winter break between January and March for mining activities and between January and February for processing every year. However, it is possible that severe weather conditions may occur outside their normal range in some years, which would hinder the Company’s mining and production operations and require the extension of the scheduled winter break. Severe weather may also cause a disruption in the Company’s essential utilities. Although the production lines will be roofed to minimize the impact of severe weather and the Company will maintain a backstock of ore to reduce the chances of production suspension from interruptions in mining, there can be no assurance that these measures will be adequate to compensate for the effects of especially severe weather. As a further precaution, we will also maintain a sufficient inventory level in our Baganuur warehouse to secure a continuous supply to customers during the winter, but there can be no assurance that our rail and trucking transportation methods will not be disrupted by weather events.

We may suffer losses resulting from industry-related accidents.

Despite the safety precautions taken by the Company in its mining operations, there can be no assurance that we will not suffer losses resulting from industry-related accidents. To minimize the occurrence of industrial incidents, we regularly monitor mine site construction in order to identify and implement practical protective measures.

We may not be successful in implementing important strategic initiatives, which may have a material adverse impact on our business and financial results.

There is no assurance that we will be able to implement important strategic initiatives in accordance with our expectations, which may result in a material adverse impact on our business and financial results. These strategic initiatives are designed to drive long-term stockholder value and improve our results of operations.

We face significant competition, and if we do not compete successfully against new and existing competitors, we may lose our market share, and our profitability may be adversely affected.

Increased competition could reduce our profitability and result in a loss of market share. Some of our existing and potential competitors may have competitive advantages, such as significantly greater financial, marketing or other resources, and may successfully mimic and adopt our business models. We cannot assure you that we will be able to successfully compete against new or existing competitors.

Failure to manage our growth could strain our management, operational and other resources, which could materially and adversely affect our business and prospects.

We intend to expand our operations and plan to expand as rapidly as possible. The continued growth of our business will result in, substantial demand on our management, operational and other resources. In particular, the management of our growth will require, among other things:

•	increased sales and sales support activities;

•	improved administrative and operational systems;

•	enhancements to our information technology system;

•	stringent cost controls and sufficient working capital;

•	strengthening of financial and management controls; and

•	hiring and training of new personnel.

As we continue this effort, we may incur substantial costs and expend substantial resources. We may not be able to manage our current or future operations effectively and efficiently or compete effectively in new markets we enter. If we are not able to manage our growth successfully, our business and prospects would be materially and adversely affected.

Attracting skilled personnel are essential to growing our business.

We face competition for attracting skilled personnel. If we fail to attract and retain qualified personnel to meet current and future needs, this could slow our ability to grow our business, which could result in a decrease in market share.

We may need additional capital and we may not be able to obtain it at acceptable terms, or at all, which could adversely affect our liquidity and financial position.

We may need additional cash resources due to changed business conditions or other future developments. If these sources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations and liquidity.

Our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties, including:

•	investors’ perception of, and demand for, our securities;

•	conditions of the U.S. and other capital markets in which we may seek to raise funds;

•	our future results of operations, financial condition and cash flow;

•	Mongolian governmental regulation; and

•	economic, political and other conditions in Mongolia.

We do not have a majority of independent directors serving on our board of directors, which could present the potential for conflicts of interest.

We do not have a majority of independent directors serving on our board of directors. In the absence of a majority of independent directors, our executive officers could establish policies and enter into transactions without independent review and approval thereof. This could present the potential for a conflict of interest between us and our stockholders, generally, and the controlling officers, stockholders or directors.

We have limited insurance coverage.

The insurance industry in China is still at an early stage of development. Insurance companies in China offer limited insurance products. We have determined that the risks of disruption or liability from our business, the loss or damage to our property, including our facilities, equipment and office furniture, the cost of insuring for these risks, and the difficulties associated with acquiring such insurance on commercially reasonable terms make it impractical for us to have such insurance. As a result, we do not have any business liability, disruption, litigation or property insurance coverage for our operations in China except for insurance on some company owned vehicles. Any uninsured occurrence of loss or damage to property, or litigation or business disruption may result in the incurrence of substantial costs and the diversion of resources, which could have an adverse effect on our operating results.

If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We maintain a system of internal control over financial reporting, which is defined as a process designed by, or under the supervision of, our principal executive officer and principal financial officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

As a public company, we will have significant additional requirements for enhanced financial reporting and internal controls. We will be required to document and test our internal control procedures in order to satisfy the requirements of SOX 404, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company.

We cannot assure you that we will not, in the future, identify areas requiring improvement in our internal control over financial reporting. We cannot assure you that the measures we will take to remediate any areas in need of improvement will be successful or that we will implement and maintain adequate controls over our financial processes and reporting in the future as we continue our growth. If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our common stock.

Lack of experienced officers of publicly-traded companies may hinder our ability to comply with Sarbanes-Oxley Act.

It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal controls and other finance staff or consultants in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the Sarbanes-Oxley Act’s internal controls requirements, we may not be able to obtain the independent auditor certifications that Sarbanes-Oxley Act requires publicly-traded companies to obtain.

We will incur increased costs as a result of being a public company.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act, as well as new rules subsequently implemented by the SEC, has required changes in corporate governance practices of public companies. We expect these new rules and regulations to increase our legal, accounting and financial compliance costs and to make certain corporate activities more time-consuming and costly. In addition, we will incur additional costs associated with our public company reporting requirements. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Risks Relating to Our Securities

There may not be sufficient liquidity in the market for our securities in order for investors to sell their securities.

There is currently only a limited public market for our common stock, which is listed on the Over-the-Counter (“OTC”) Pink Sheets, and there can be no assurance that a trading market will develop further or be maintained in the future.

The market price of our common stock may be volatile.

The market price of our common stock has been and will likely continue to be highly volatile, as is the stock market in general, and the market for OTC Pink Sheet quoted stocks in particular. Some of the factors that may materially affect the market price of our common stock are beyond our control, such as changes in financial estimates by industry and securities analysts, conditions or trends in the industry in which we operate or sales of our common stock. These factors may materially adversely affect the market price of our common stock, regardless of our performance. In addition, the public stock markets have experienced extreme price and trading volume volatility. This volatility has significantly affected the market prices of securities of many companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

Our common stock may be considered a “penny stock” and may be difficult to sell.

The SEC has adopted regulations which generally define a “penny stock” to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is less than $5.00 per share and, therefore, it may be designated as a “penny stock” according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of investors to sell their shares.

The market for penny stocks has experienced numerous frauds and abuses, which could adversely impact investors in our stock.

OTC Pink Sheet securities are frequent targets of fraud or market manipulation, both because of their generally low prices and because OTC Pink Sheet reporting requirements are less stringent than those of the stock exchanges or NASDAQ.

Patterns of fraud and abuse include:

•	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•	“Boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

•	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•

Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

Our management is aware of the abuses that have occurred historically in the penny stock market.

We have not paid dividends in the past and do not expect to pay dividends in the foreseeable future and any return on investment may be limited to the value of our stock.

We have never paid any cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future and any return on investment may be limited to the value of our stock. We plan to retain any future earnings to finance growth.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company’s corporate headquarters is located at Suite 1023, 10/F., Ocean Centre, 5 Canton Rd., Tsim Sha Tsui, Kowloon, Hong Kong. We believe that our existing mining and processing facilities in Mongolia, which are described above, are well maintained and in good operating condition, and will be sufficient for our production goals for the next year.

Item 3. Legal Proceedings

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

Item 4. Mine and Safety Disclosure

Not applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently traded on the OTC Pink Sheets under the trading symbol “TGSI.” There is a limited trading market in our securities.

Our transfer agent is VStock Transfer, LLC, 18 Lafayette Place, Woodmere, NY, 11598, telephone: (212) 828-8436, fax: (646) 536-3179.

Holders

As of March 22, 2019, there were 23 holders of record of our common stock and 14,345,000 shares of our common stock were issued and outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On November 21, 2018, the Company completed the first private placement of 150,000 common shares at a price of $0.35 per share with a warrants option to purchase an aggregate of 50,000 common shares. The warrants will be exercisable within three years from the date of the Company receiving fund from investors, at exercise price of $1.00 per common share. The Company also issued to the placement agent 15,000 common shares at a price of $2.49 per common share for the services rendered. The shares issued in connection with the transaction were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant Section 4(a)(2) of the Securities Act and Regulation S promulgated thereunder.

In December 2018, the Company entered into the second placement agent’s agreement of 500,000 common shares at a price of $2.50 per share with a warrants option to purchase an aggregate of 100,000 common shares. The warrants will be exercisable within three years from the date of the Company receiving fund from investors at exercise price of $3.00 per common share. Up to March 22, 2019, the Company issued 180,000 common shares at a price of $2.50 per share with a warrants option of 36,000 common shares through an agent. The shares issued in connection with the transaction were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant Section 4(a)(2) of the Securities Act and Regulation S promulgated thereunder.

Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

Purchases of Equity Securities by the Company

We did not purchase any of our shares of common stock or other securities during the fiscal year ended December 31, 2018.

Item 6. Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

FORWARD LOOKING STATEMENTS

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

Our audited financial statements are stated in United States Dollars ($) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes to the consolidated financial statements included elsewhere in this Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our” or the “company” mean TGS International Ltd., a Nevada corporation, and our subsidiaries, unless otherwise indicated.

General Overview

TGS International Ltd. was established on December 1, 2016 in Nevada, USA. On September 14, 2018, TGS International and Arcus entered into a Share Exchange Agreement, dated September 14, 2018, with Chi Kin Loo, Billion Plus Limited, First Fortune Investment Limited, Great Win Limited and Master Value Holdings Limited, pursuant to which the Selling Stockholders agreed to sell all of their ordinary shares of Arcus to the Company in exchange for an aggregate of 7,000,000 shares of common stock of TGS International Ltd..

We are a mining company focused on both fluorite mining operations in Mongolia (3 mines in total, Mining license numbers: MV-016819, MV-017305 and MV-009918) and sales of fluorite across Mongolia, China and Korea. Our trial production started in 2015 and has been ongoing since that time.

In order to maximize our productivity and boost sales in 2019 and the future, an agreement of outsourcing the exploration of Mine B in 2019 was entered into between the Company and the independent third party Mongolian company HMMB LLC, who has ample experience in exploration in Mongolia and possesses professional exploration teams, in August 2018. With the strategic cooperation with HMMB LLC, we believe sales and production could reach USD5,200,000 and 22,000 tons respectively in 2019.

For the sake of further strengthening the Company’s cash flow, there are 2 placements that the Company carried out in 2018. The Company may carry out private placement again in 2019 if it fits the Company’s development.

On November 21, 2018, the Company completed the first private placement of 150,000 common shares at a price of $0.35 per share with a warrants option to purchase an aggregate of 50,000 common shares. The warrants will be exercisable within three years from the date of the Company receiving fund from investors at exercise price of $1.00 per common share. The Company also issued to the placement agent 15,000 common shares at a price of $2.49 per common share for the services rendered.

In December 2018, the Company entered into the second placement agent’s agreement of 500,000 common shares at a price of $2.50 per share with a warrants option to purchase an aggregate of 100,000 common shares. The warrants will be exercisable within three years from the date of the Company receiving fund from investors at exercise price of $3.00 per common share. Up to March 22, 2019, the Company issued 180,000 common shares at a price of $2.50 per share with a warrants option of 36,000 common shares through an agent.

Results of Operations

Comparison of Years Ended December 31, 2018 and December 31, 2017

Sales

Sales consisted mainly of fluorspar products generated from trial production at our mines and commission income. In 2018, we had total sales of $667,804, as compared to sales of $295,262 during 2017. The percentage of such increase was approximately 126% as a result of the increase in the commission income sales of $393,566 during 2018.

Cost of sales

Cost of sales included raw material costs, mining overhead, including depreciation expenses and transportation, and handling costs related to the movement of finished goods from mines to customer designated locations. Additionally, cost of sales included customs duties, product packaging cost, the cost of tooling and inventory shrinkage, and damages.

Our total cost of sales increased from $474,434 in 2017 to $516,961 in2018. The percentage of such increase was approximately 9% as a result of mainly the increment of mining workers’ salaries expenses in 2018. The cost of sales not in line with the increase in sales mainly because the reduction of the usage of mining supplies during the year.

Gross profit (loss)

Since the Company is still in trial production, the revenue from our sales normally cannot cover our cost of sales, which results in a gross loss. However, the gross loss of $179,172 in 2017 was turned into a gross profit of $150,843 in 2018.

The reasons for gross profit in 2018 are mainly due to the increase in the commission income.

Administrative expenses

Administrative expenses include salaries and benefits, consulting, audit, tax, legal, insurance, rent and utilities, and other general operating expenses.

Administrative expenses increased significantly from $800,863 in 2017 to $1,342,830 in 2018. The percentage of such increment was approximately 68% as a result of one-off legal and professional fees related to the reverse acquisition in 2018.

Other income

Other income increased significantly from $36 in 2017 to $34,083 in 2018. The percentage of such increment was approximately 946 times as a result of a one-time over-provision of prior year service fee and waiver of consultancy fee in 2018.

Interest expenses

Interest expenses mainly include other loan interest and related party loan interest.

Interest expenses significantly decreased from $250,970 in 2017 to $83,548 in 2018. The percentage of such reduction was approximately 67% as a result of the repayment of a third party loan at the end of 2017 result in the decrease in loan interest in 2018.

Net loss

As a result of the factors described above, we had a net loss of $1,241,452 for the year ended December 31, 2018 as compared to a net loss of $1,230,969 for the year ended December 31, 2017.

The net loss is under our management expectation since our mine is still under trial production. Excluding the one-off cost of reverse acquisition and the related legal and professional fees incurred in 2018, the net loss in 2018 was narrowed as compared with 2017. We believe it is due to the experiences gained from trial production and making the cost controls become more effective.

Liquidity and Capital Resources

Cash and cash equivalents are short-term, highly liquid investments with original maturities of three months or less. As of December 31, 2018 and 2017, the Company’s cash was $98,121 and $38,943, respectively. There were no cash equivalents.

Our liquidity needs include (i) net cash used in operating activities that consists of (a) cash required to fund the mining sites operating activities and continued expansion of our mining sites and (b) our working capital needs, which include advanced payments for several mining supplies and repair and maintenance, payment of our operating expenses; and (ii) net cash used in investing activities that consists of the investments in purchasing new and additional property, plant and equipment for mining sites. To date, we have financed our liquidity needs primarily through advances from shareholders and the proceeds from loans from related parties.

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

Cash Flows

As of December 31, 2018, we had $98,121 in cash and cash equivalents, compared to $38,943 on December 31, 2017.

Net cash used in operating activities

Our net cash used in operating activities increased to $888,079 in 2018 from $891,185 in 2017. This was mainly due to the similar net loss for the two years.

Net cash used in investing activities

Our net cash used in investing activities increased to $38,379 in 2018 from $35,373 in 2017. This was mainly the result of a slight increase of purchases of property, plant and equipment in 2018.

Net cash provided by financing activities

Our net cash provided by financing activities increased to $989,312 in 2018 from $838,849 in 2017. This was mainly the result of the proceed from loan from related party and the advances from shareholders.

Future Financings

We anticipate continuing rely on related party loans or equity sales of our common stock in order to continue to fund our business operations. We believe this will enable us to meet our cash needs for the next 12 months. Issuances of additional shares will result in dilution to our existing stockholders. Importantly, there is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing (whether from related parties or otherwise) to fund our planned business activities.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. The critical accounting policies we employ in the preparation of our consolidated financial statements are those which involve impairment of long-lived assets, intangible assets and income taxes.

Going Concern

The Company incurred an operating loss of $1,241,452 for the year ended December 31, 2018, and as of that date, the Company’s current liabilities exceeded its current assets by $1,069,780. Notwithstanding the operating loss incurred for the year ended December 31, 2018 and has net current liabilities as of December 31, 2018, the accompanying consolidated financial statements have been prepared on a going concern basis. Since the Company is currently in the development and trial-production stage, it is still in the capital investing period. The Company’s business forecast indicates that the Company will have positive cash inflow after the commencement of formal production. Management believes the Company will have sufficient working capital to meet its financing requirements based of the financial support of stockholders and upon their experience and their assessment of the Company’s projected performance, production ability and product market.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

The audit report of Moore Stephens CPA Limited, Certified Public Accountants and our audited financial statements for the years ended December 31, 2018 and 2017 are on the following pages.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of TGS International Ltd.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of TGS International Ltd. and subsidiaries (collectively, “the Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Material Uncertainty related to Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered an operating loss of $1,241,452 for the year ended December 31, 2018, and as of that date, the Company’s current liabilities exceeded its current assets by $1,069,780, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Moore Stephens CPA Limited

Certified Public Accountants

We have served as the Company’s auditor since 2015.

Hong Kong

March 22, 2019

TGS International Ltd. Consolidated Balance Sheets as of December 31, 2018 and December 31, 2017

(In United States dollars)

	Note	December 31, 2018	December 31, 2017

Assets

Current assets
Cash and cash equivalents		$98,121	$38,943
Other receivables		68,963	91,072
Prepayments and deposits		141,522	149,182

Total current assets		308,606	279,197

Non-current assets
Property, plant and equipment	3	1,557,622	1,639,139
Intangible assets	4	1,097,362	1,097,362

Total assets		$2,963,590	$3,015,698

Liabilities and Stockholders’ Equity/(Deficiency)

Current liabilities
Accrued charges		$301,413	$307,663
Other payables	6	237,167	234,385
Amount due to a director	11(d)	73,560	-
Loans from related persons	11(a)	766,246	256,022

Total current liabilities		1,378,386	798,070

Non-current liabilities
Amounts due to shareholders	11(c)	398,208	8,679,987
Provision for asset retirement obligations	7	31,383	30,696
Provision for exploration asset compensation	8	102,127	111,239

Total liabilities		1,910,104	9,619,992

Commitments		-	-

Stockholders’ equity/(deficiency)
Capital Stock
-Authorized 200,000,000 common stock, voting, par value $0.0001 each; -Authorized 100,000,000 preferred stock, non-voting, par value $0.0001 each;
-14,165,000 common shares issued and outstanding (December 31, 2017–791)	9	1,417	791

Additional paid in capital		8,937,243	(691)
Accumulated loss		(7,617,451)	(6,375,999)
Accumulated other comprehensive loss		(267,723)	(228,395)

Total stockholders’ equity/(deficiency)		1,053,486	(6,604,294)

Total liabilities and stockholders’ equity/(deficiency)		$2,963,590	$3,015,698

The accompanying notes are an integral part of these consolidated financial statements.

TGS International Ltd. Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2018 and 2017

(In United States dollars)

		Years ended December 31,
	Note	2018	2017

Net sales	10	$667,804	$295,262
Cost of sales		(516,961)	(474,434)

Gross profit/(loss)		150,843	(179,172)

Administrative expenses		(1,342,830)	(800,863)

Loss from operations		(1,191,987)	(980,035)
Other income		34,083	36
Interest expense		(83,548)	(250,970)
Loss before provision for income taxes		(1,241,452)	(1,230,969)

Income taxes	5	-	-
Net loss		(1,241,452)	(1,230,969)
Other comprehensive (loss)/income, net of tax:
Foreign currency translation adjustments		(39,328)	135,385
Comprehensive loss		$(1,280,780)	$(1,095,584)
Net loss per share:	12
Basic and Diluted net loss per share		$(0.26)	$(1,556.25)

Weighted average number of common shares outstanding:
Basic and diluted		4,736,382	791

The accompanying notes are an integral part of these consolidated financial statements.

TGS International Ltd. Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2018 and 2017

(In United States dollars)

				Additional		Accumulated other
		Common Stock		Paid-in	Accumulated	comprehensive
	Note	Shares	Amount	Capital	losses	loss	Total
Balance as of December 31, 2016		791	$791	$(691)	$(5,145,030)	$(363,780)	$(5,508,710)

Net loss		-	-	-	(1,230,969)	-	(1,230,969)

Foreign currency translation adjustments		-	-	-	-	135,385	135,385

Balance as of December 31, 2017		791	$791	$(691)	$(6,375,999)	$(228,395)	$(6,604,294)

Issuance of common stock	11(c)	6,999,209	6,999,209	1,849,501	-	-	8,848,710

Adjustment due to the reverse merger	1	7,030,000	(6,998,597)	6,998,597	-	-	-

Cancellation of shares	1	(30,000)	(3)	3	-	-	-

Proceeds from issuance of shares and warrants	9	165,000	17	89,833	-	-	89,850

Net loss		-	-	-	(1,241,452)	-	(1,241,452)

Foreign currency translation adjustments		-	-	-	-	(39,328)	(39,328)

Balance as of December 31, 2018		14,165,000	$1,417	$8,937,243	$(7,617,451)	$(267,723)	$1,053,486

The accompanying notes are an integral part of these consolidated financial statements.

TGS International Ltd. Consolidated Statements of Cash Flows for the years Ended December 31, 2018 and 2017

(In United States dollars)

		Year ended December 31,
	Note	2018	2017

Cash flows from operating activities
Net loss		$(1,241,452)	$(1,230,969)

Adjustments to reconcile net loss to net cash used in operating activities:-
Depreciation of property, plant and equipment		52,149	101,792
Loss on disposal of property, plant and equipment		1,018	8,456
Net foreign exchange losses		30,369	18,332
Stock compensation expenses	9	37,350	-
Waiver of consultancy fee		(5,311)	-
Written off of deposit paid		10,856	-
Over-provision of prior year service fee		(28,661)	-

Changes in assets and liabilities:-
Inventories		-	90,295
Accounts receivable		-	49,588
Other receivables		5,551	1,514
Prepayments and deposits		6,874	14,565
Accrued charges		96,881	(77,544)
Other payables		142,889	118,758
Provision for asset retirement obligations		3,408	3,037
Provision for exploration asset compensation		-	10,991

Net cash used in operating activities		(888,079)	(891,185)

Cash flows from investing activities
Proceeds from the sale of property plant and equipment		4,026	-
Acquisition of property, plant and equipment		(42,405)	(35,373)

Net cash used in investing activities		(38,379)	(35,373)

Cash flows from financing activities
Advances from shareholders		478,958	1,483,608
Repayment of loans		-	(644,759)
Proceed from new loan – related person		510,354	-

Net cash provided by financing activities		989,312	838,849
Net increase/(decrease) in cash and cash equivalents		62,854	(87,709)
Effect of exchange rate changes on cash and cash equivalents		(3,676)	25,374
Cash and cash equivalents, beginning of year		38,943	101,278

Cash and cash equivalents, end of year		$98,121	$38,943

Supplemental disclosures:-
Interest paid		$37,851	$269,400
Income tax paid		$-	$-

Non-cash investing and financing transactions:-
Cancellation of shares		$3	$-
Capitalization of advances from shareholder	11(c)	$8,848,710	$-
Stock compensation expenses	9	$37,350	$-

The accompanying notes are an integral part of these consolidated financial statements.

TGS International Ltd. Notes to Consolidated Financial Statements December 31, 2018 and 2017

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN

TGS International Ltd. (“TGS”, “the Company”) was incorporated in the state of Nevada, United States on December 1, 2016. On September 14, 2018, the Company entered into a Share Exchange Agreement with Arcus Mining Holdings Limited (“Arcus”) and Chi Kin Loo, Billion Plus Limited, First Fortune Investment Limited, Great Win Limited and Master Value Holdings Limited (the “Selling Stockholders”), pursuant to which the Selling Stockholders agreed to sell all of their ordinary shares of Arcus to the Company in exchange for an aggregate of 7,000,000 shares of common stock of the Company. Arcus, which was incorporated in the Republic of Seychelles on June 17, 2014, and its subsidiaries are engaged in fluorite mining operations in Mongolia, including the processing and sales of fluorite products. Up to December 31, 2018 and the date of this report, the Company owns three mining rights in Mongolia (Mining license numbers: MV-016819, MV-017305 and MV-009918). During the year ended December 31, 2018, the Company did not commence regular mining operations except a trial production which was conducted in Mine B located in Bayan-Ovoo soum, Khenti province (Mining license number: MV-016819).

Reverse merger

On September 14, 2018, the Company and Arcus entered into a Share Exchange Agreement, dated September 14, 2018 with the Selling Stockholders, pursuant to which the Selling Stockholders agreed to sell all of their ordinary shares of Arcus to the Company in exchange for an aggregate of 7,000,000 shares of common stock of the Company. The merger closed on September 14, 2018 and resulted in the following:

Immediately prior to the Share Exchange, 6,500,000 shares of our outstanding common stock were cancelled and retired. A further 30,000 shares were canceled after the Share Exchange.

As a result of the transactions described above, the Company became the record and beneficial owner of 100% of the share capital of Arcus and therefore owns 100% of the share capital of its subsidiaries.

As a result of the Share Exchange, the cancellation of 6,530,000 shares and the issuance of 7,000,000 shares, the Company has 14,000,000 shares of common stock issued and outstanding on September 14, 2018.

The transaction is accounted for as a “reverse acquisition”, with Arcus being treated as the accounting acquirer for financial reporting purposes. The historical consolidated financial statements include the operations of the accounting acquirer and its subsidiaries for all periods presented.

Change in Fiscal Year

On September 14, 2018, the Company changed its fiscal year end from February 28 to December 31. The change of the fiscal year end was approved by the Board of Directors.

Going Concern

The Company incurred an operating loss of $1,241,452 for the year ended December 31, 2018, and as of that date, the Company’s current liabilities exceeded its current assets by $1,069,780. Notwithstanding the operating loss incurred for the year ended December 31, 2018 and has net current liabilities as of December 31, 2018, the accompanying consolidated financial statements have been prepared on a going concern basis. Since the Company is currently in the development and trial-production stage, it is still in the capital investing period. Management has prepared a business cash flow forecast and it indicates that the Company will have positive cash inflow after the commencement of formal production. Management believes the Company will have sufficient working capital to meet its financing requirements based on the financial support of certain shareholders and upon their experience and their assessment of the Company’s projected performance, production ability and product market.

TGS International Ltd. Notes to Consolidated Financial Statements December 31, 2018 and 2017

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

These consolidated financial statements include the accounts of the Company, TGS, and all of the wholly owned subsidiaries of TGS. All intercompany balances have been eliminated in consolidation.

Use of estimates in the preparation of consolidated financial statements

The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. By their nature, these estimates and assumptions are subject to measurement uncertainty and the effect on the consolidated financial statements of changes in such estimates and assumptions in future periods could be significant. Significant areas requiring management’s estimates and assumptions include valuation and impairment losses on mining rights and valuation of asset retirement obligations and exploration asset compensation. Other areas requiring estimates include depletion and amortization of mining rights, depreciation of property, plant and equipment and valuation allowance for deferred tax assets and deferred tax liabilities. Actual results could differ significantly from those estimates and assumptions.

Concentration and credit risks

Financial instruments that subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents.

All of the Company’s cash and cash equivalents are held at financial institutions that management believes to be of high credit quality. The Company has not experienced any losses on cash and cash equivalents to date. The Company does not require collateral or other securities to support financial instruments that are subject to credit risk.

The Company operates principally in the People’s Republic of China (“PRC”) (including Hong Kong) and Mongolia and grants credit to its customers in these geographic regions. Although the PRC is economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

As of December 31, 2018 and 2017, the Company had credit risk exposure of uninsured cash and deposits with maturities of less than one year in banks of $116,744 and $33,823, respectively.

The net sales to customers representing at least 10% of net total sales are as follows:

	Year ended December 31, 2018
	(In United States dollars)%

Customer D	261,159	39
Customer E	393,566	59
	654,725	98

	Year ended December 31, 2017
	(In United States dollars)%
Customer A	133,010	45
Customer B	66,662	23
Customer C	59,059	20
	258,731	88

Cash and cash equivalents

Cash and cash equivalents are short-term, highly liquid investments with original maturities of three months or less. As of December 31, 2018 and 2017, the Company’s cash amounted to $98,121 and $38,943, respectively, and there were no cash equivalents.

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

TGS International Ltd. Notes to Consolidated Financial Statements December 31, 2018 and 2017

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

Impairment of long-lived assets

The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets. An impairment loss is measured and recorded based on discounted estimated future cash flows or upon an estimate of fair value that may be received in an exchange transaction. Future cash flows are estimated based on quantities of recoverable minerals, expected fluorspar prices, production levels and operating costs of production and capital, based upon the projected remaining future fluorspar production from each mining site. Existing proven and probable reserves and value beyond proven and probable reserves, including mineralization that is not part of the measured, indicated or inferred resource base, are included when determining the fair value of mine site reporting units at acquisition and, subsequently, in determining whether the assets are impaired. The term “recoverable minerals” refers to the estimated amount of fluorspar that will be obtained after taking into account losses during processing and treatment. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. The Company’s estimates of future cash flows are based on numerous assumptions and it is possible that actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable minerals, fluorspar prices, production levels and operating costs of production and capital are each subject to significant risks and uncertainties. As of December 31, 2018 and 2017, there were no impairment of long-lived assets.

Income taxes

Deferred income taxes are provided using the asset and liability method in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 740, “Income Taxes”. Under this method, deferred income taxes are recognized for all significant temporary differences at enacted rates and classified as a non-current asset or liability. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion of, or all, the deferred tax assets will not be realized.

TGS International Ltd. Notes to Consolidated Financial Statements December 31, 2018 and 2017

Income taxes (continued)

FASB ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides accounting guidance on de-recognition, classification, interest and penalties, accounting in years, disclosure and transition. Interest and penalties from tax assessments, if any, are included in income taxes in the statements of operations and comprehensive income.

A tax position must be more likely than not of being sustained in order to be recognized in the consolidated financial statements. As of December 31, 2018 and 2017, the Company did not have any uncertain tax positions or accrued interest and penalties related to uncertain tax positions. The Company does not expect to have a material change to its income tax provisions in the next year.

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

Revenue recognition

On January 1, 2018, the Company adopted FASB ASC 606, “Revenue from Contracts with Customers”, applying the modified retrospective method. The adoption did not result in a material adjustment to the accumulated deficit as of January 1, 2018.

TGS International Ltd. Notes to Consolidated Financial Statements December 31, 2018 and 2017

Revenue recognition (continued)

The Company recognizes revenue in accordance with ASC 606 when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

The Company has two kinds of revenue, sales of fluorite and commission income.

The Company recognizes revenue when it satisfies a performance obligation in accordance with the provisions of a customer order or contract. This is achieved when control of the product has been transferred to the customer, which is generally determined when title, ownership, and risk of loss pass to the customer, all of which occurs upon shipment or delivery of the product. In determining when and how much revenue is recognized from contracts with customers, the Company performs the following five-step analysis: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the Company satisfies a performance obligation. The sales of the Company’s products to its customers represent a single performance obligation for which revenue is recognized at a point in time. Based on the foregoing, no significant judgment is required to determine when control of a product has been transferred to a customer.

When another party is involved in providing goods or services to a customer, the Company must determine whether the obligation is to provide the specified good or service itself (i.e., the Company is the principal in the transaction) or to arrange for that good or service to be provided by the other party (i.e., the Company is an agent in the transaction). When the Company is responsible for satisfying a performance obligation, based on the ability to control the product or service provided, the Company is considered as a principal and revenue is recognized for the gross amount of consideration. When the other party is primarily responsible for satisfying a performance obligation, the Company is considered as an agent and revenue is recognized in the amount of any fee or commission to which the Company is entitled. The Company purchase minerals from suppliers and receive payments from the customers on selling certain goods. The Company has been determined as an agent for the ultimate customers in these transactions and the revenue is recorded net of the related fulfillment costs as commission income.

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

See footnote 10 regarding the Company's revenue disaggregated by reporting segment.

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

Shipping and Handling Costs

Shipping and handling costs are classified as cost of product sales and processing and are expensed as incurred.

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

TGS International Ltd. Notes to Consolidated Financial Statements December 31, 2018 and 2017

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

Comprehensive loss

Comprehensive loss is defined as all changes in equity/(deficit), exclusive of transactions with stockholders, such as capital investments. Comprehensive loss includes net loss and changes in certain assets and liabilities that are reported directly in equity.

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

As of December 31, 2018, the Company had warrants outstanding which could potentially dilute basic loss per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been anti-dilutive due to the net losses.

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

Financial instruments are measured as follows:-

The carrying amounts of cash and cash equivalents, other receivables, deposits, accrued charges, other payables, loans from related persons and amounts due to shareholders, approximate their fair values due to the short term nature of these instruments.

Warrants

ASC 815-40, “Contracts in Entity’s Own Equity”, requires freestanding contracts that are settled in a company’s own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of ASC 815-40, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in the Company’s results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required from period to period.

TGS International Ltd. Notes to Consolidated Financial Statements December 31, 2018 and 2017

Recent changes in accounting standards

Recently Adopted during the year

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No.2014-09, Revenue from Contracts with Customers (Topic 606), and has since issued several additional amendments thereto (collectively referred to herein as “ASC 606”). ASC 606 establishes a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. Under ASC 606, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC 606 is effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company adopted this guidance effective January 1, 2018 using the modified retrospective approach, and it did not materially effect the Company’s consolidated financial statements. The Company determined that adoption of the ASU did not have a significant impact on the Company’s sales.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU addresses the classification of certain specific cash flow issues including debt prepayment or extinguishment costs, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of certain insurance claims and distributions received from equity method investees. This ASU is effective for the Company for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The adoption of this guidance has no material impact on the consolidated financial statements of the Company.

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740): Income Tax Accounting Implications of the Tax Cuts and Jobs Act. This Update states that the Tax Cuts and Jobs Act (the “Act”) changes existing United States tax law and includes numerous provisions that will affect businesses. The Act, for instance, introduces changes that impact U.S. corporate tax rates, business-related exclusions, and deductions and credits. The Act has international tax consequences for many companies that operate internationally. This Update addresses the recognition of taxes payable or refundable for the current year and the recognition of deferred tax liabilities and deferred tax assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. For the Company, this Update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018. The adoption of ASU 2018-05 did not a material impact on the consolidated financial statements of the Company.

Pending Adoption as at year end

In June 2016, FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. In November 2018, FASB issued ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses”, which amends the scope and transition requirements of ASU 2016-13. Topic 326 requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. Topic 326 will become effective for the Company beginning January 1, 2020, with early adoption permitted, on a modified retrospective approach. The Company is currently evaluating the impact this guidance will have on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The objective of ASU 2018-13 is to improve the effectiveness of disclosures in the notes to the financial statements by removing, modifying, and adding certain fair value disclosure requirements to facilitate clear communication of the information required by generally accepted accounting principles. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 with early adoption permitted upon issuance of this ASU. The Company is currently evaluating the impact this guidance will have on the Company’s consolidated financial statements.

In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities. This Update states a private company (reporting entity) may elect not to apply VIE guidance to legal entities under common control (including common control leasing arrangements) if both the parent and the legal entity being evaluated for consolidation are not public business entities. This Update also states indirect interests held through related parties in common control arrangements should be considered on a proportional basis for determining whether fees paid to decision makers and service providers are variable interests. This is consistent with how indirect interests held through related parties under common control are considered for determining whether a reporting entity must consolidate a VIE. For the Company, this Update is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. All entities are required to apply the amendments in this Update retrospectively with a cumulative-effect adjustment to retained earnings at the beginning of the earliest period presented. Early adoption is permitted. The adoption of ASU 2018-17 is not expected to have a material impact on the Company’s consolidated financial statements in 2019.

The Company has implemented all new accounting pronouncements that are in effect and that could impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued, but are not yet effective, that might have a material impact on the consolidated financial statements of the Company.

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment include the following:-

	December 31, 2018	December 31, 2017
	(In United States dollars)

Buildings	164,223	178,876
Leasehold improvements	119,887	120,172
Furniture, fixture and equipment	176,883	126,086
Motor vehicles	245,217	281,691
Factory equipment	23,936	26,072
Mineral properties	1,276,766	1,346,814

Less: accumulated depreciation	(481,672)	(475,843)
	1,525,240	1,603,868
Construction in progress	32,382	35,271
Total property, plant and equipment	1,557,622	1,639,139

Construction in progress is mainly related to a fluorspar beneficiation plant under construction and stall cables to be used during the construction of the shaft at the mine sites. During the years ended December 31, 2018 and 2017, depreciation expenses charged to the consolidated statements of operations amounted to $52,149 ($23,947 to administrative expenses and $28,202 to cost of sales) and $101,792 ($66,514 to administrative expenses and $35,278 to cost of sales), respectively.

TGS International Ltd. Notes to Consolidated Financial Statements December 31, 2018 and 2017

NOTE 4 – INTANGIBLE ASSETS

Intangible assets consist of acquired mining rights.

As of December 31, 2018 and 2017, the Company owned three mining rights in Mongolia.

(In United States dollars)
Cost
At December 31, 2018 and 2017	1,097,362

Accumulated amortization and impairment loss
At December 31, 2018 and 2017	-

Net book value
At December 31, 2018	1,097,362

At December 31, 2017	1,097,362

As of December 31, 2018, future minimum amortization expenses in respect of intangible assets are as follows:

Year ending December 31,

(In United States dollars)
2019	8,908
2020	53,425
2021	120,202
2022	120,202
2023	120,202
Thereafter	674,423
1,097,362

NOTE 5 – INCOME TAXES

The Company is subject to tax on an entity basis on income arising in or derived from the United States of America, Republic of Seychelles, Mongolia, PRC and Hong Kong.

United States Tax

The federal income tax rate in United States is 21%. The Company is subject to income taxes in the United States of America for each of the years ended December 31, 2018 and 2017.

Seychelles Tax

The statutory tax rate in the Republic of Seychelles is 25% on the first 1 million Seychelles Rupee of taxable income and 33% on the remainder. The Company is subject to income taxes in the Republic of Seychelles for each of the years ended December 31, 2018 and 2017.

TGS International Ltd. Notes to Consolidated Financial Statements December 31, 2018 and 2017

NOTE 5 – INCOME TAXES (CONTINUED)

Hong Kong Tax

BMHK, AHK and CAHK are subject to Hong Kong profits tax at the rate of 16.5% on the assessable profits. No provision for Hong Kong profits tax has been made as these companies incurred a loss for each of the years ended December 31, 2018 and 2017.

Mongolia Corporate Income Tax

KSS and SHG are registered and operate in Mongolia and are subject to Mongolia Corporate Income Tax at the rate of 10% on taxable income below MNT3 billion, or MNT300 million plus 25% on taxable income exceeding MNT3 billion. No provision for Mongolia corporate income tax has been made as these companies incurred a loss for each of the years ended December 31, 2018 and 2017.

PRC Enterprise Income Tax

BMIM is subject to PRC Enterprise Income Tax at the statutory rate of 25%. No provision for PRC Enterprise Income Tax has been made as this company incurred a loss for each of the years ended December 31, 2018 and 2017.

The Company’s deferred tax assets and liabilities as of December 31, 2018 and 2017 are attributable to the following:

	As of
	December 31, 2018	December 31, 2017
	(In United States dollars)

Tax loss carry forwards	287,735	212,789
Less: Valuation allowance	(287,735)	(212,789)
	-	-

Changes in valuation allowance are as follows:

	As of
	December 31, 2018	December 31, 2017
	(In United States dollars)

Beginning balance	212,789	122,587
Increase in valuation allowance	74,946	90,202
Ending balance	287,735	212,789

As of December 31, 2018 and 2017, the Company had accumulated tax losses amounting to approximately $1,692,407 and $1,265,642 (the tax effect thereon being approximately $287,735 and $212,789), respectively, subject to the final agreement by the relevant tax authorities, which may be carried forward and applied to reduce future taxable income which is earned in or derived from the jurisdictions in which the tax losses were incurred. Realization of deferred tax assets associated with tax losses carry forwards is dependent upon generating sufficient taxable income prior to their expiration. A full valuation allowance is established against such tax losses at each balance sheet date since management believes it is more likely than not that such tax losses will not be utilized.

TGS International Ltd. Notes to Consolidated Financial Statements December 31, 2018 and 2017

NOTE 6 – OTHER PAYABLES

	As of
	December 31, 2018	December 31, 2017
	(In United States dollars)

Tax and social insurance payable	9,384	6,267
Contract liabilities	215,359	57,387
Amounts due to staff	-	121,942
Other payables	12,424	48,789
	237,167	234,385

Contract liabilities are consideration received from the customers or billed in advance of providing goods or services promised in the future. The Company defers recognizing this consideration as revenue until it has satisfied the related performance obligation to the customer.

NOTE 7 – PROVISION FOR ASSET RETIREMENT OBLIGATIONS

The Company's asset retirement obligations relate to future remediation and decommissioning activities at the three fluorite mines.

(In United States dollars)

At December 31, 2016	26,957
Exchange adjustments	702
Additions	3,037

At December 31, 2017	30,696
Exchange adjustments	(2,721)
Additions	3,408

At December 31, 2018	31,383

NOTE 8 – PROVISION FOR EXPLORATION ASSET COMPENSATION

(In United States dollars)

At December 31, 2016	97,704
Exchange adjustments	2,544
Additions	10,991

At December 31, 2017	111,239
Exchange adjustments	(9,112)

At December 31, 2018	102,127

NOTE 9 – CAPITAL STOCK

On September 14, 2018, the Company and Arcus entered into a Share Exchange Agreement, dated September 14, 2018 with the Selling Stockholders, pursuant to which the Selling Stockholders agreed to sell all of their ordinary shares of Arcus to the Company in exchange for an aggregate of 7,000,000 shares of common stock of the Company. The merger closed on September 14, 2018 and resulted in the following:

Immediately prior to the Share Exchange, 6,500,000 shares of the outstanding common stock were cancelled and retired. A further 30,000 shares were canceled after the Share Exchange.

On November 21, 2018, the Company completed the first private placement of 150,000 common shares at a price of $0.35 per share with a warrants option to purchase an aggregate of 50,000 common shares. The warrants will be exercisable within three years from the date of the Company receiving fund from investors at exercise price of $1.00 per common share. The Company also issued to the placement agent 15,000 common shares at a price of $2.49 per common share for the services rendered.

As a result of the Share Exchange and the private placement, the cancellation of 6,530,000 shares and the issuance of 7,165,000 shares, the Company had 14,165,000 shares of common stock issued and outstanding as of December 31, 2018.

TGS International Ltd. Notes to Consolidated Financial Statements December 31, 2018 and 2017

NOTE 10 – NET SALES

	December 31, 2018	December 31, 2017
	(In United States dollars)
Disaggregation of revenue:-
Revenue from contract with customers within the scope of ASC 606, types of goods and services
Sales of minerals – point in time	274,238	295,562
Commission income – point in time	393,566	-

	667,804	295,562

NOTE 11 – SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

(a)	Loans from related persons

As of December 31, 2018, loans from related persons included a HK$4 million (equivalent to $510,830) loan borrowed from the wife of one of the shareholders of TGS on May 21, 2018. The loan is unsecured, has no collateral or guarantee and carries interest at a monthly rate of 3.08% for the first month and a monthly rate of 1.08% for the rest of the term. The loan is due to be repaid on May 20, 2019.

As of December 31, 2018 and 2017, loans from related persons included a HK$1 million (equivalent to $127,708 and $128,011 at December 31, 2018 and 2017, respectively) loan borrowed from the son of the CFO of TGS on October 6, 2016. The loan is unsecured, has no collateral or guarantee and carries interest at 8% per annum. The loan originally was due to be repaid on October 5, 2018, however, on October 2, 2018, the expiry date was extended to October 5, 2019.

As of December 31, 2018 and 2017, loans from related persons included HK$1 million (equivalent to $127,708 and $128,011 at December 31, 2018 and 2017, respectively) loan borrowed from the sisters of one of the shareholders of TGS and the ultimate shareholder on October 31, 2016. The loans are unsecured, have no collateral or guarantee and carry interest at 8% per annum. The loans were due to be repaid on October 31, 2018, however, on October 2, 2018, the expiry date was extended to October 31, 2019.

(b)	Interest expense paid to related persons

During the years ended December 31, 2018 and 2017, interest expense of HK$581,264 (equivalent to $74,162) and HK$160,000 (equivalent to $20,526), respectively, was paid to related persons.

(c)	Amounts due to shareholders

On August 15, 2018, Arcus allotted and issued 884,871 ordinary shares of Arcus (equivalent to 6,999,209 shares of the Company; each share of Arcus was exchanged for 7.91 shares of the Company’s common stock) at $10 each to repay the debts to Mr. Loo Chi Kin with total amount, HK$69,410,892 (equivalent to $8,848,710), within the group.

Amounts due to shareholders are unsecured, interest-free and not demand for repayment within 12 months.

(d)	Amount due to a director

Amount due to a director included HK$576,000 (equivalent to $73,560) salaries accrued to the director, Tak Shing Eddie Wong as of December 31, 2018. The amount is unsecured, has no collateral or guarantee and is interest-free. The amount was fully paid on February 14, 2019.

TGS International Ltd. Notes to Consolidated Financial Statements December 31, 2018 and 2017

NOTE 12 — NET LOSS PER SHARE

Loss per common share is presented under two formats: basic loss per common share and diluted loss per common share. Basic loss per common share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period, plus the potentially dilutive impact of common shares equivalents (e.g. stock options and warrants). Dilutive common share equivalents consist of the incremental common shares issuable upon exercise of stock options and warrants. The following table sets forth the computation of basic and diluted net loss per share:

	Years Ended
	December 31, 2018	December 31, 2017
Numerator:
Net loss	$(1,241,452)	$(1,230,969)

Denominator:
Weighted-average common shares, basic	4,736,382	791
Dilutive effect of warrants	–	–
Incremental dilutive shares	–	–
Weighted-average common shares, diluted	4,736,382	791
Net loss per share, basic and diluted	$(0.26)	$(1,556.25)

NOTE 13 — WARRANT EQUITY

On November 21, 2018 (“Issuance Date”), the Company issued a subscription package (the “Subscription Package”) of up to $52,500, consisting of 150,000 common shares and 50,000 warrants exercisable at $1.00 (the “Warrants”) to purchase common stock within three years from the Issuance Date, to accredited subscribers.

The Company determined that these warrants are free standing financial instruments that are legally detachable and separately exercisable from the common stock. All of the Company’s outstanding warrants are considered to be indexed to the Company’s own stock and are therefore classified as equity under ASC 480. The warrants, in specified situations, provide for certain compensation remedies to a holder if the Company fails to timely deliver the shares underlying the warrants in accordance with the warrant terms. The Company has no plans to consummate a fundamental transaction and does not believe a fundamental transaction is likely to occur during the remaining term of the outstanding warrants.

As of November 21, 2018, the Company reviewed the valuation technique and inputs used to determine the fair value of the outstanding warrants. For each of the measurement dates, the Company engaged an outside valuation company to calculate the fair value of warrants based on the Binominal Option Pricing Model (“Binomial”).

Set out below the major parameters adopted in the valuation:

November 21, 2018
Stock Price of the Issuer	$0.3
Risk-free Rate	15.5%
Volatility	65.6%
Dividend Yield	0.0%

The warrants outstanding and fair values at each of the respective valuation dates are summarized below:

Warrant Equity	Warrants Outstanding	Fair Value per Share	Fair Value $
Fair Value as of November 21, 2018 (issuance date)	50,000	$0.07	$3,490
Change in Fair Value of Warrant Equity			-
Fair Value as of December 31, 2018	50,000	$0.07	$3,490

TGS International Ltd. Notes to Consolidated Financial Statements December 31, 2018 and 2017

NOTE 14 - COMMITMENTS

The Company is renting or leasing offices located in Hong Kong and Mongolia with total monthly payments of $17,208 and $2,500, respectively.

The aggregate minimum payments over the next five years are as follows:-

(In United States dollars)
December 31, 2019	243,100
December 31, 2020	229,500
December 31, 2021	30,000
December 31, 2022	30,000
December 31, 2023	30,000
Thereafter	30,000
592,600

Rental expenses for all operating leases of office premises in Hong Kong and Mongolia amounted to $225,126 and $137,679 for the years ended December 31, 2018 and 2017, respectively.

NOTE 15 – SUBSEQUENT EVENTS

(a)	On March 2, 2019, the Company entered into a corporation agreement with a well-known fluorite equipment manufacturer in China to invest around RMB17,000,000 (equivalent to $2,531,410) to build the plant in Mine B for producing acid-grade powder. After the manufacturer recoups all its investment by means of profit sharing, the ownership of the plant will transfer to the Company.

(b)

Up to March 22, 2019, the Company entered into subscription agreements with five unrelated individuals whereby the individuals subscribed for 180,000 shares of common stock of Company at a price of $2.50 per share, for cash, together with warrants to purchase 36,000 shares of common stock. The warrants are exercisable for three years at $3.00 per share. The offering is exempted from the registration requirements of the Securities Act pursuant to Regulation S. The second placement is still on going.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On September 14, 2018, we appointed Moore Stephens CPA Limited (“MS”) to replace our principal independent accountant, MNP LLP (“MNP”). The decision was approved by the Company’s Board of Directors.

There were no disagreements between the Company and MNP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, from the time of MNP’s engagement up to the date of dismissal which disagreements that, if not resolved to MNP’s satisfaction, would have caused MNP to make reference to the subject matter of the disagreement in connection with its report issued in connection with the audit of the Company’s financial statements. None of the reportable events described under Item 304(a)(1)(v)(A)-(D) of Regulation S-K occurred within the two fiscal years of the Company ended February 28, 2018 and 2017 and subsequently up to the date of dismissal. The audit report of MNP on the financial statements of the Company as of February 28, 2018 did not contain any adverse opinion or disclaimer of opinion, and such audit report was not qualified or modified as to uncertainty, audit scope or accounting principles, except for MNP’s explanatory paragraph regarding the Company’s ability to continue as a going concern.

During the fiscal year of the Company ended February 28, 2018 and through the date of MS engagement, the Company did not consult MS regarding either: (i) the application of accounting principles to a specified transaction (either completed or proposed), or the type of audit opinion that might be rendered on the Company’s financial statements; or (ii) any matter that was either the subject of a “disagreement” or “reportable event” within the meaning set forth in Regulation S-K, Item 304 (a)(1)(iv) or (a)(1)(v).

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in SEC Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report.

(b) Management’s Report on Internal Control over Financial Reporting

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

Management has conducted, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of December 31, 2018, our internal control over financial reporting was effective on the following grounds:

We have:

•	The Board of directors review the internal controls system at least annually;

•	The Company has Group Finance Manager, who is the qualified accountant in Hong Kong, with the training of US GAAP, laws and regulations. It can provide reasonable assurance that transactions were being recorded, and adequate supervisory reviews and monitoring activities over financial reporting matters and controls performed, as necessary to permit the preparation of the financial statements (including our interim financial statements) in accordance with GAAP;

•	timely and accurate preparation and review of period-end account analyses and timely disposition of any required adjustments; and

•	adequate training of and communication to employees regarding their duties and control responsibilities within the accounting and finance organization to ensure that processes and control activities were being carried out appropriately.

(c) Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2018 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Name	Age	Positions

Tak Shing Eddie Wong	55	Chairman of the Board of Directors, Chief Executive Officer and President

Sai Kit Leung	62	Chief Financial Officer and Secretary

Mr. Wong, 55, has held numerous senior management positions with various Asian companies in different industries. He is currently the chief executive officer of Peak Strategy Management Co., Ltd., a Hong Kong company providing business general consultancy services. Since March 2014, Mr. Wong has been the chief consultant of Conpak Management Group, a Hong Kong company providing corporate consultancy services, and is responsible for advising on its various projects and overall development. Mr. Wong is also the chief strategy officer of Sinostar Securities Limited, a Hong Kong company offering securities trading services, and is responsible for overseeing its overall business development. Mr. Wong previously served as the chief executive officer of He Zheng Yuan Agriculture Group Limited, a PRC company focusing on agricultural trades and provision of food and beverage, from June 2016 to February 2018 and Mondo Vantaggio Pte. Ltd., a Singaporean company operating luxury multi-brand stores, from October 2014 to June 2016. Between April 2016 and December 2016, he was the chief financial officer of Happy Animation (Shenzhen) Co., Ltd., a PRC company focusing on amination and education related development. Mr. Wong holds a certificate in Hotel Business Program offered by Cartas Bianchi College of Careers. He is also a member of China Academy of Management Science and a qualified Senior Financial Planner certified by the PRC.

Mr. Leung, 62, has been the chief financial officer of Arcus Mining Holdings Limited since November 2015. Prior to joining Arcus Mining Holdings Limited, Mr. Leung had over 35 years of experience in the banking industry. In August 1975, Mr. Leung joined Nanyang Commercial Bank as a clerk. From March 1991 to August 2015, he served as the head of treasury of Nanyang Commercial Bank, and was responsible for treasury duties including cash and liquidity management, banking facilities arrangement, advising management on the treasury position of the business, short-term and long-term liquidity, preparing cash flow forecasts and performing financial modelling. Mr. Leung holds a Master Degree of Science in Financial Engineering from the City University of Hong Kong.

Family Relationships

No family relationships exist among our directors, executive officers, or persons nominated or chosen by us to become directors or executive officers.

All directors hold office until the next annual stockholders’ meeting or until their death, resignation, retirement, removal, disqualification, or until their successors have been elected and are qualified. Our officers serve at the will of the Board of Directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers have been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement. Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Other Directorships

Our directors do not hold any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

Board of Directors and Director Nominees

The Board will consider candidates for directors proposed by security holders, although no formal procedures for submitting candidates have been adopted. Unless otherwise determined, at any time not less than ninety (90) days prior to the next annual Board meeting at which a slate of director nominees is adopted, the Board will accept written submissions from proposed nominees that include the name, address and telephone number of the proposed nominee; a brief statement of the nominee’s qualifications to serve as a director; and a statement as to why the security holder submitting the proposed nominee believes that the nomination would be in the best interests of our security holders. If the proposed nominee is not the same person as the security holder submitting the name of the nominee, a letter from the nominee agreeing to the submission of his or her name for consideration should be provided at the time of submission. The letter should be accompanied by a résumé supporting the nominee’s qualifications to serve on the Board, as well as a list of references.

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

Board and Committee Meetings

Our Board of Directors held no in person meetings during the year ended December 31, 2018. All proceedings of the Board of Directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

For the year ended December 31, 2018, there was no standing nominating committee or committee performing similar functions for our Company. Mr. Wong participates in the consideration of director nominees.

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

Section 16(a) of the Securities Exchange Act of 1934

Based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the year ended December 31, 2018, our directors and executive officers complied with Section 16(a) filing requirements applicable to them.

Item 11. Executive Compensation

Executive Officer Compensation

Set forth below is information regarding the compensation paid during the year ended December 31, 2018 to our principal executive officer and principal financial officer, who are collectively referred to as “named executive officers” elsewhere in this Annual Report.

Name and Principal Compensation	Year	Salary ($)

Tak Shing Eddie Wong Chief Executive Officer and President	2018	45,265

Sai Kit Leung Chief Financial Officer, Treasurer and Secretary	2018	Nil

Employment Agreements

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

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended December 31, 2018.

Director Compensation

Our directors are reimbursed for expenses incurred by them in connection with attending Board of Directors’ meetings. During the year ended December 31, 2018, salary amounting $45,265 was paid to director, Tak Shing Eddie Wong. No compensation was paid to the other director.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

On March 22, 2019, we had 14,365,000 shares of common stock and 86,000 warrants. The following table sets forth certain information with respect to the beneficial ownership of our securities as of March 22, 2019, for (i) each of our directors and executive officers; (ii) all of our directors and executive officers as a group; and (iii) each person who we know beneficially owns more than 5% of our common stock.

Beneficial ownership data in the table has been calculated based on Commission rules that require us to identify all securities that are exercisable or convertible into shares of our common stock within 60 days of March 22, 2019 and treat the underlying stock as outstanding for the purpose of computing the percentage of ownership of the holder.

Except as indicated below, the stockholders listed possess sole voting and investment power with respect to their shares. Unless otherwise noted, the principal address of each of the stockholders, directors and officers listed below is at Suite 1023, 10/F., Ocean Centre, 5 Canton Rd., Tsim Sha Tsui, Kowloon, Hong Kong.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percent of Class

5% Holders
Chi Kin Loo	7,252,194	50.56%
Talent World Group Limited (1)	7,252,194	50.56%
New Precision Global Limited (1)	7,252,194	50.56%
Kwong Bun Mak	1,570,830	10.95%
Brilliant New Ventures Limited (2)	1,570,830	10.95%
Xianqin Pan	1,676,208	11.68%
Empire Glory International Limited (3)	1,676,208	11.68%
Tak Leung Ho	1,570,830	10.95%
Virtue Success Global Limited (4)	1,570,830	10.95%
Linfa Sun	1,156,344	8.061%
Go Achiever International Limited (5)	1,156,344	8.061%

Directors and Officers:
Tak Shing Eddie Wong	281,007	1.96%
Sai Kit Leung	168,618	1.17%

Directors and officers as a group (2 Individuals) (6)	449,625	3.13%

_________

(1)	Talent World Group Limited and New Precision Global Limited are controlled by Chi Kin Loo.
(2)	Brilliant New Ventures Limited is controlled by Kwong Bun Mak.
(3)	Empire Glory International Limited is controlled by Xianqin Pan.
(4)	Virtue Success Global Limited is controlled by Tak Leung Ho.
(5)	Go Achiever International Limited is controlled by Linfa Sun.
(6)	Represents common shares held by Tak Shing Eddie Wong and Sai Kit Leung.

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

As of December 31, 2018, loans from related persons included a HK$4 million (equivalent to $510,831) loan borrowed from the wife of one of the shareholders of TGS on May 21, 2018. The loan is unsecured, has no collateral or guarantee and carries interest at a monthly rate of 3.08% for the first month and a monthly rate of 1.08% for the rest of the term. The loan is due to be repaid on May 20, 2019.

As of December 31, 2018 and 2017, loans from related persons included a HK$1 million (equivalent to $127,708 and $128,011 at December 31, 2018 and 2017, respectively) loan borrowed from the son of CFO of TGS on October 6, 2016. The loan is unsecured, has no collateral or guarantee and carries interest at 8% per annum. The loan originally due to be repaid on October 5, 2018, however, on October 2, 2018, the expiry date was extended to October 5, 2019.

As of December 31, 2018 and 2017, loans from related persons included HK$1 million (equivalent to $127,708 and $128,011 at December 31, 2018 and 2017, respectively) loan borrowed from the sisters of one of the shareholders of TGS and the ultimate shareholder on October 31, 2016. The loans are unsecured, have no collateral or guarantee and carry interest at 8% per annum. The loans were due to be repaid on October 31, 2018, however, on October 2, 2018, the expiry date was extended to October 31, 2019.

As of December 31, 2018, amounts due to shareholders included $398,208 and $8,679,987 at December 31, 2018 and 2017, respectively. The amounts are unsecured, interest-free and not demand for repayment within 12 months. During the year, the Company allotted and issued 884,871 ordinary shares of the Arcus at $10 each to repay the debts to Mr. Loo Chi Kin with total amount, HK$69,410,892 (equivalent to $8,848,710), within the group.

As of December 31, 2018, amount due to a director included HK$576,000 (equivalent to $73,560) salaries accrued to the director, Tak Shing Eddie Wong on December 31, 2018. The amount is unsecured, has no collateral or guarantee and is interest-free. The amount was fully paid on February 14, 2019.

Director Independence

We currently have two (2) directors. We do not have a director that would qualify as an “independent director” as defined by Nasdaq Marketplace Rule 4200(a)(15).

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

Item 14. Principal Accountant Fees and Services

During the fiscal year ended December 31, 2018, the total fees billed to Moore Stephens CPA Limited for audit-related services was $148,063, for tax services was $0 and for all other services was $0.

Part IV

Item 15. Exhibits and Financial Statement Schedules

Exhibit No.	Title of Document
2.1	Share Exchange Agreement, Dated September 14, 2018 (1)
3.1	Articles of Incorporation (2)
3.2	Bylaws (2)
10.1	Mining Licenses and English Translation (1)
21.1	List of Subsidiaries (1)
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101*	XBRL Instance Document

__________

*	Filed herewith

(1) Incorporated herein by reference to the current report on Form 8-K filed on September 14, 2018.

(2) Incorporated by reference to our registration statement on Form S-1 filed on April 25, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TGS International Ltd.

Date: March 22, 2019	By:	/s/ Tak Shing Eddie Wong
Tak Shing Eddie Wong
President, Chief Executive Officer and Chairman of the Board of Directors

Date: March 22, 2019	By:	/s/ Sai Kit Leung
Sai Kit Leung
Chief Financial Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tak Shing Eddie Wong	President, Chief Executive Officer and Chairman of the Board of Directors	March 22, 2019
Tak Shing Eddie Wong	(Principal Executive Officer)

/s/ Sai Kit Leung	Chief Financial Officer and Secretary	March 22, 2019
Sai Kit Leung	(Principal Financial and Accounting Officer)

