Form 10-Q
period 2019-03-31
TGS International Ltd.
filed 2019-05-08
CIK 1701859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES     ☐ NO

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ YES     ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging growth company,” in Rule 12b-2 of the Exchange Act. (Check one)

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

14,495,000 shares of common stock issued and outstanding as of May 8, 2019.

TGS INTERNATIONAL LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

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

Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that can be expected for the year ending December 31, 2019.

TGS International Ltd. Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018

(In United States dollars)

	Note	March 31, 2019	December 31, 2018
		(unaudited)
Assets

Current assets
Cash and cash equivalents		$296,051	$98,121
Other receivables		86,599	68,963
Prepayments and deposits		141,769	141,522

Total current assets		524,419	308,606

Non-current assets
Property, plant and equipment		1,558,875	1,557,622
Intangible assets		1,097,362	1,097,362
Right-of-use assets	3	322,867	-

Total assets		$3,503,523	$2,963,590

Liabilities and Stockholders’ Equity/(Deficiency)

Current liabilities
Accrued charges		$248,163	$301,413
Other payables		265,388	237,167
Lease liabilities	3	135,609	-
Amount due to a director	4(d)	-	73,560
Loans from related persons	4(a)	764,379	766,246

Total current liabilities		1,413,539	1,378,386

Non-current liabilities
Amounts due to shareholders	4(c)	547,189	398,208
Lease liabilities	3	191,460	-
Provision for asset retirement obligations		31,530	31,383
Provision for exploration asset compensation		102,600	102,127

Total liabilities		2,286,318	1,910,104

Stockholders’ equity
Capital Stock
-Authorized 200,000,000 common stock, voting, par value $0.0001 each; -Authorized 100,000,000 preferred stock, non-voting, par value $0.0001 each;
-14,345,000 common stock issued and outstanding (December 31, 2018–14,165,000)		1,435	1,417

Additional paid in capital		9,387,225	8,937,243
Accumulated loss		(7,912,001)	(7,617,451)
Accumulated other comprehensive loss		(259,454)	(267,723)

Total stockholders’ equity		1,217,205	1,053,486

Total liabilities and stockholders’ equity		$3,503,523	$2,963,590

The accompanying notes are an integral part of these interim consolidated financial statements.

TGS International Ltd. Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended March 31, 2019 and 2018 (unaudited)

 (In United States dollars)

		Three months ended March 31,
	Note	2019	2018

Net sales		$-	$-
Cost of sales		(15,229)	(15,921)

Gross loss		(15,229)	(15,921)

Administrative expenses		(257,657)	(262,727)

Loss from operations		(272,886)	(278,648)
Other income		328	28,753
Interest expense		(21,992)	(5,037)
Loss before provision for income taxes		(294,550)	(254,932)

Income taxes		-	-
Net loss		(294,550)	(254,932)
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments		8,269	(25,552)
Comprehensive loss		$(286,281)	$(280,484)
Net loss per share:	5
Basic and diluted net loss per share		$(0.02)	$(322.29)

Weighted average number of common shares outstanding:
Basic and diluted		14,270,611	791

The accompanying notes are an integral part of these interim consolidated financial statements.

TGS International Ltd. Consolidated Statements of Stockholders’ Equity for the Three Months Ended March 31, 2019 (unaudited)

(In United States dollars)

				Additional		Accumulated other
		Common Stock		Paid-in	Accumulated	comprehensive
	Note	Shares	Amount	Capital	losses	loss	Total

Balance as of December 31, 2018		14,165,000	$1,417	$8,937,243	$(7,617,451)	$(267,723)	$1,053,486

Proceeds from issuance of common shares	6	180,000	18	449,982	-	-	450,000

Net loss		-	-	-	(294,550)	-	(294,550)

Foreign currency translation adjustments		-	-	-	-	8,269	8,269

Balance as of March 31, 2019		14,345,000	$1,435	$9,387,225	$(7,912,001)	$(259,454)	$1,217,205

The accompanying notes are an integral part of these interim consolidated financial statements.

TGS International Ltd. Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2019 and 2018 (unaudited)

(In United States dollars)

	For the Three months ended March 31,
	2019	2018

Cash flows from operating activities
Net loss	$(294,550)	$(254,932)

Adjustments to reconcile net loss to net cash used in operating activities:-
Depreciation of property, plant and equipment	9,257	10,964
Amortization of right-of-use asset	47,007	-
Net foreign exchange losses	-	188

Changes in assets and liabilities:-
Other receivables	(17,015)	8,842
Prepayments and deposits	(564)	719
Accrued charges	(125,913)	(49,809)
Other payables	22,907	112,952
Lease liability	(42,805)	-

Net cash used in operating activities	(401,676)	(171,076)

Cash flows from investing activities
Acquisition of property, plant and equipment	(3,300)	(3,630)

Net cash used in investing activities	(3,300)	(3,630)

Cash flows from financing activities
Advances from shareholders	149,252	270,886
Proceeds from issuance of common shares	450,000	-

Net cash provided by financing activities	599,252	270,886
Net increase in cash and cash equivalents	194,276	96,180
Effect of exchange rate changes on cash and cash equivalents	3,654	(85,327)
Cash and cash equivalents, beginning of year	98,121	38,943

Cash and cash equivalents, end of year	$296,051	$49,796

Supplemental disclosures:-
Interest paid	$22,085	$-
Income tax paid	-	-

The accompanying notes are an integral part of these interim consolidated financial statements.

TGS International Ltd. Notes to Consolidated Financial Statements March 31, 2019 and 2018 (Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN

TGS International Ltd. (“TGS”, “the Company”) was incorporated in the state of Nevada, United States on December 1, 2016. On September 14, 2018, the Company entered into a Share Exchange Agreement with Arcus Mining Holdings Limited (“Arcus”) and Chi Kin Loo, Billion Plus Limited, First Fortune Investment Limited, Great Win Limited and Master Value Holdings Limited (the “Selling Stockholders”), pursuant to which the Selling Stockholders agreed to sell all of their ordinary shares of Arcus to the Company in exchange for an aggregate of 7,000,000 shares of common stock of the Company. Arcus, which was incorporated in the Republic of Seychelles on June 17, 2014, and its subsidiaries are engaged in fluorite mining operations in Mongolia, including the processing and sales of fluorite products. Up to March 31, 2019 and the date of this report, the Company owns three mining rights in Mongolia (Mining license numbers: MV-016819, MV-017305 and MV-009918). During the three-month period ended March 31, 2019, the Company did not commence regular mining operations due to winter break and formal production will commence in Mine B located in Bayan-Ovoo soum, Khenti province (Mining license number: MV-016819) in the second quarter of 2019.

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

Basis of Presentation

These accompanying unaudited Consolidated Financial Statements of TGS as of and for the period ended March 31, 2019 have been prepared in accordance with accounting principles generally accepted in United States of America (“U.S. GAAP”) for interim financial statements. Accordingly, the Consolidated Financial Statements do not include all the information and footnotes required by U.S. GAAP for complete annual financial statements. The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading. The balance sheet as of December 31, 2018 has been derived from the Company’s annual financial statements that were audited by an independent registered public accounting firm. These Consolidated Financial Statements should be read in conjunction with the annual financial statements and notes thereto in the Company’s Form 10-K for the year ended December 31, 2018. The results of operations for the first quarter ended March 31, 2019 are not necessarily indicative of the results expected for the full year or for any future periods.

Going Concern

These financial statements have been prepared on a going concern basis. The Company has incurred an operating loss of $294,550 for the three months ended March 31, 2019 and as of that date, the Company’s current liabilities exceeded its current assets by $889,120 which raises substantial doubt about the Company’s ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Since the Company is currently in the development and trial-production stage, it is still in the capital investing period. The Company’s business forecast indicates that the Company will have positive cash inflow after the commencement of formal production. Management believes the Company will have sufficient working capital to meet its financing requirements based of the financial support of shareholders and upon their experience and their assessment of the Company’s projected performance, production ability and product market. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

TGS International Ltd. Notes to Consolidated Financial Statements March 31, 2019 and 2018 (Unaudited)

Recent changes in accounting standards

Recently Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02 “Leases (Topic 842),” which amends existing accounting standards for leases. The ASU requires lessees to recognize most leases on their balance sheet as a lease liability with a corresponding right-of-use asset. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. The criteria for evaluating are similar to those applied in current lease accounting.

The Company elected to transition to ASC 842 using the option to apply the standard on its effective date, January 1, 2019. The comparative periods presented reflect the former lease accounting guidance and the required comparative disclosures are included in Note 3, Leasing Arrangements. There was not a material cumulative-effect adjustment to our beginning retained earnings as a result of adopting ASC 842. We have recognized additional operating lease assets of $369,874 and $ 322,867 as of January 1, 2019 and March 31, 2019 and obligations of $369,874 and $327,069 as of January 1, 2019 and March 31, 2019, respectively. We elected not to reassess prior conclusions related to the identification, classification and accounting for initial direct costs for leases that commenced prior to January 1, 2019. For additional disclosure and detail, see Note 3, Leasing Arrangements.

Not Yet Adopted

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

TGS International Ltd. Notes to Consolidated Financial Statements March 31, 2019 and 2018 (Unaudited)

NOTE 3 – LEASING ARRANGEMENT

The Company leases certain office and warehouse spaces under operating leases in Hong Kong and Mongolia. Operating lease assets and obligations are reflected within right-of-use asset, net, current lease liability, and non-current lease liability, respectively, on the unaudited Consolidated Balance Sheet.

The discount rate implicit within the leases is generally not determinable and therefore the Company determines the discount rate based on its incremental borrowing rate. The incremental borrowing rate for the leases is determined based on lease term and currency in which lease payments are made, adjusted for impacts of collateral. The weighted average discount rate used to measure the operating lease liabilities as of March 31, 2019 was 11%.

Balance Sheet as of March 31, 2019

(In United States dollars)
Assets
Right-of-use assets	322,867

Liabilities
Current portion of operating lease liabilities	135,609
Long-term portion of operating lease liabilities	191,460

Total lease liabilities	327,069

Maturity Analysis of Lease Liabilities:

(In United States dollars)
December 31, 2019	157,773
December 31, 2020	199,029
December 31, 2021	-
December 31, 2022	-
December 31, 2023	-
Thereafter	-
Total lease payments, undiscounted	356,802
Less short-term lease payments	(3,096)
Less amount of lease payment representing interest	(26,637)
Total present value of lease payments	327,069
Less: Current portion of operating leases liabilities	(135,609)
Non-current operating leases liabilities	191,460

Lease commitment as of December 31, 2018 were as follows:

(In United States dollars)
December 31, 2019	243,100
December 31, 2020	229,500
December 31, 2021	30,000
December 31, 2022	30,000
December 31, 2023	30,000
Thereafter	30,000
592,600

Other information related to leases is as follows:

March 31, 2019
Total lease liabilities	$327,069
Cash paid for amounts included in the measurement of lease liabilities within operating cash flows	$51,559
Weighted average remaining lease term (years)	1.97
Weighted average discount rate	11%

TGS International Ltd. Notes to Consolidated Financial Statements March 31, 2019 and 2018 (Unaudited)

NOTE 4 – SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

(a)	Loans from related persons

As of March 31, 2019 and December 31, 2018, loans from related persons included a HK$4 million (equivalent to $509,587 and $510,830 at March 31, 2019 and December 31, 2018, respectively) loan borrowed from the wife of one of the shareholders of TGS on May 21, 2018. The loan is unsecured, has no collateral or guarantee and carries interest at a monthly rate of 3.08% for the first month and a monthly rate of 1.08% for the rest of the term. The loan is due to be repaid on May 20, 2019. Subsequent to the period ended March 31, 2019, the Company repaid HK$1 million (equivalent to $127,397) loan on April 24, 2019.

As of March 31, 2019 and December 31, 2018, loans from related persons included a HK$1 million (equivalent to $127,396 and $127,708 at March 31, 2019 and December 31, 2018, respectively) loan borrowed from the son of the CFO of TGS on October 6, 2016. The loan is unsecured, has no collateral or guarantee and carries interest at 8% per annum. The loan originally was due to be repaid on October 5, 2018, however, on October 2, 2018, the repayment date was extended to October 5, 2019.

As of March 31, 2019 and December 31, 2018, loans from related persons included HK$1 million (equivalent to $127,396 and $127,708 at March 31, 2019 and December 31, 2018, respectively) loan borrowed from the sisters of one of the shareholders of TGS and the ultimate shareholder on October 31, 2016. The loans are unsecured, have no collateral or guarantee and carry interest at 8% per annum. The loans were due to be repaid on October 31, 2018, however, on October 2, 2018, the repayment date was extended to October 31, 2019.

(b)	Interest expense paid to related persons

During the three-month periods ended March 31, 2019 and 2018, interest expense of HK$172,607 (equivalent to $21,992) and HK$39,452 (equivalent to $5,037), respectively, was paid to related persons.

(c)	Amounts due to shareholders

Amounts due to shareholders are unsecured, interest-free and not demand for repayment within 12 months.

(d)	Amount due to a director

Amount due to a director included HK$576,000 (equivalent to $73,560) salaries accrued to the director, Tak Shing Eddie Wong as of December 31, 2018. The amount was unsecured, had no collateral or guarantee and was interest-free. The amount was fully settled on February 14, 2019.

TGS International Ltd. Notes to Consolidated Financial Statements March 31, 2019 and 2018 (Unaudited)

NOTE 5 — NET LOSS PER SHARE

The following table presents the computation of basic and diluted net loss per share for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,
	2019	2018
	(In United States dollars)
Net loss per share - basic and diluted
Net loss	$(294,550)	$(254,932)
Weighted-average number of common shares outstanding – basic and diluted	14,270,611	791

Net loss per share:
Basic and diluted (Note)	$(0.02)	$(322.29)

Note: During the three months ended March 31, 2019, the Company had warrants outstanding which could potentially dilute basic loss per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been anti-dilutive due to the net losses.

NOTE 6 — WARRANT EQUITY

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

In the three-months period ended March 31, 2019, the Company issued second subscription package (the “Second Subscription Package”) of up to $450,000, consisting of 180,000 common shares and 36,000 warrants exercisable at $3.00 to purchase common stock within three years from the respective issuance dates, to accredited subscribers.

The warrants outstanding and fair values at each of the respective valuation dates are summarized below:

Grant date	Warrants Outstanding	Fair Value per Share	Fair Value $
November 2018	50,000	$0.07	$3,490
January 2019	17,000	2.11	35,833
February 2019	10,000	2.11	21,078
March 2019	9,000	2.11	18,970
			$79,371

NOTE 7 – SUBSEQUENT EVENTS

On April 24, 2019, the Company entered into subscription agreements with an unrelated individual whereby the individuals subscribed for 150,000 shares of common stock of Company at a price of $2.50 per share, for cash, together with warrants to purchase 30,000 shares of common stock. The warrants are exercisable for three years at $3.00 per share. The offering is exempted from the registration requirements of the Securities Act pursuant to Regulation S.

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

General Overview

TGS International Ltd. was established on December 1, 2016 in Nevada, USA. On September 14, 2018, TGS International and Arcus entered into a Share Exchange Agreement, dated September 14, 2018, with Chi Kin Loo, Billion Plus Limited, First Fortune Investment Limited, Great Win Limited and Master Value Holdings Limited, pursuant to which the Selling Stockholders agreed to sell all of their ordinary shares of Arcus to the Company in exchange for an aggregate of 7,000,000 shares of common stock of TGS International Ltd.

We are a mining company focused on both fluorite mining operations in Mongolia (3 mines in total, Mining license numbers: MV-016819, MV-017305 and MV-009918) and sales of fluorite across Mongolia and China. During 2015 to 2017, we were setting up infrastructure at Mine B and appointed SRK Consulting China Limited for resource exploration for Mine A and Mine B. The only trial production at Mine B started in 2018 and has been ongoing since that time. We expect to start formal production at Mine B in the second quarter of 2019.

On April 24, 2019, the Company completed the second private placement of 330,000 common shares at a price of $2.5 per share with a warrants option to purchase an aggregate of 66,000 common shares. The warrants will be exercisable within three years from the date of the Company receiving fund from investors at exercise price of $3.00 per common share.

The independent third party Mongolian company HMMB LLC, who is responsible for exploring our Mine B, has already been applying working visa for the Chinese workers and arranging the Mongolian workers going to our mine site. We believe HMMB LLC can set out their work in May 2019.

A contract about the establishment of a refinery at our Mine B with Yantai Fulin Mining Machinery Co., Ltd., a PRC company who has ample experience in constructing refineries, was entered into in the first quarter of 2019. Yantai Fulin Mining Machinery Co., Ltd. will be funding the whole construction. We expect to get the refinery built up by the end of the working days of 2019 and put it into use in early 2020. Once the refinery is all set, we expect to fully utilize the minerals so as to maximize our sales. We have duly reported this to the relevant Mongolian authorities and production line design, which is responsible by Yantai Fulin Mining Machinery Co., Ltd., is underway.

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and 2018

Sales

In the three months ended March 31, 2019 and March 31, 2018, we did not have sales revenue as mining activities are halted for the winter break, which takes place between January and March every year. Since mining activities are conducted underground, it is more dependent on the weather condition. Formal mining is expected to commence in the second quarter of 2019.

Cost of sales

Cost of sales included raw material costs, mining overhead, including depreciation expenses and transportation, and handling costs related to the movement of finished goods from mines to customer designated locations. Additionally, cost of sales included product packaging cost, the cost of tooling and inventory shrinkage, and damages.

Our total cost of sales decreased slightly from $15,921 for the first three months in 2018 to $15,229, for the first three months of 2019. The percentage of such reduction was approximately 4% as a result of effective cost control in the first three months of 2019. The expenses for recruiting Chinese workers decreased compared with the first three months of 2018 as we entered into a contract with HMMB LLC, who is responsible for arranging Chinese and Mongolian workers.

Gross loss

Since the winter break was taken place in the first three months in 2019 and 2018, no revenue was generated to cover our cost of sales, which results in a gross loss.

Administrative expenses

Administrative expenses include salaries and benefits, consulting, audit, tax, legal, insurance, rent and utilities, and other general operating expenses.

Administrative expenses decreased slightly from $262,727 for the first three months in 2018 to $257,657 for the first three months in 2019. The percentage of such reduction was approximately 2% as a result of legal and professional fees related to the reverse acquisition in 2018.

Other income

Other income decreased significantly from $28,753 for the first three months in 2018 to $328 for the first three months in 2019. The percentage of such reduction was approximately 99% as a result of a waiver of consultancy fee in the first three months in 2018.

Interest expenses

Interest expenses mainly include related parties loans interest.

Interest expenses significantly increased from $5,037 for the first three months in 2018 to $21,992 for the first three months in 2019. The increment was approximately 3 times as a result of related parties loans of HK$4 million granted in May 2018.

Net loss

As a result of the factors described above, we had a net loss of $294,550 for the three months ended March 31, 2019 as compared to $254,932 for the three months ended March 31, 2018.

The net loss is under our management expectation since our mine is under winter break in the first quarter of 2019. Excluding the wavier of consultancy fee in the first three months in 2018 and the interest expenses incurred due to loans from related persons in the first three months in 2019, the net loss in the first three months in 2019 was narrowed as compared with the first three months in 2018. We believe it is due to the experiences gained from trial production and making the cost controls become more effective.

Liquidity and Capital Resources

Cash and cash equivalents are short-term, highly liquid investments with original maturities of three months or less. As of March 31, 2019 and December 31, 2018, the Company’s cash was $296,051 and $98,121, respectively. There were no cash equivalents.

Our liquidity needs include (i) net cash used in operating activities that consists of (a) cash required to fund the mining sites operating activities and continued expansion of our mining sites and (b) our working capital needs, which include advanced payments for several mining supplies and repair and maintenance, payment of our operating expenses; and (ii) net cash used in investing activities that consists of the investments in purchasing new and additional property, plant and equipment for mining sites. To date, we have financed our liquidity needs primarily through advances from shareholders and the proceeds from issuance of common shares.

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

Cash Flows

Net cash used in operating activities

Our net cash used in operating activities increased to $401,676 for the first three months of 2019 from $171,076 for the first three months of 2018. This was mainly due to settlement of accrued charges of audit fee and salary in the first three months in 2019.

Net cash used in investing activities

Our net cash used in investing activities slightly decreased to $3,300 for the first three months of 2019 from $3,630 for the first three months of 2018. There was no significant movement of investing activities in the first three months of 2019 compared to the first three months of 2018.

Net cash provided by financing activities

Our net cash provided by financing activities increased to $599,252 for the first three months of 2019 from $270,886 for the first three months of 2018. This was mainly the result of issuance of common shares in the first three months of 2019.

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

Going Concern

The Company incurred an operating loss of $294,550 for the three-month period ended March 31, 2019, and as of that date, the Company’s current liabilities exceeded its current assets by $889,120. Notwithstanding the operating loss incurred for the period ended March 31, 2019, the accompanying interim consolidated financial statements have been prepared on a going concern basis. Since the Company is currently in the development and trial-production stage, it is still in the capital investing period. The Company’s business forecast indicates that the Company will have positive cash inflow after the commencement of formal production. Management believes the Company will have sufficient working capital to meet its financing requirements based of the financial support of stockholders and upon their experience and their assessment of the Company’s projected performance, production ability and product market.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019.

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

An evaluation of the effectiveness of our internal control over financial reporting, with the participation of our president and chief executive officer (our principal executive officer) and chief financial officer (principal accounting officer and principal financial officer), will be conducted annually in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting since the evaluation was previously performed as of December 31, 2018. Based on this assessment, management concluded that as of March 31, 2019, our company’s internal control over financial reporting was effective.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plai.jpg in any material proceeding or pending litigation. There are no proceedings in which any of our directors, executive officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

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

TGS International Ltd.

Date: May 8, 2019	By:	/s/ Tak Shing Eddie Wong
Tak Shing Eddie Wong
President, Chief Executive Officer and Chairman of the Board of Directors,
(Principal Executive Officer)

Date: May 8, 2019	By:	/s/ Sai Kit Leung
Sai Kit Leung
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

