Form 10-Q
period 2019-06-30
TGS International Ltd.
filed 2019-08-08
CIK 1701859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

N/A
(Former name, former address and former fiscal year, if changed since last report)

 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	TGSI	OTC Markets – Pink Sheets

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

14,616,018 shares of common stock issued and outstanding as of August 8, 2019.

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

Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that can be expected for the year ending December 31, 2019.

TGS International Ltd. Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018

(In United States dollars)

	Note	June 30, 2019	December 31, 2018
		(unaudited)
Assets

Current assets
Cash and cash equivalents		$299,174	$98,121
Other receivables		138,534	68,963
Prepayments and deposits		142,269	141,522

Total current assets		579,977	308,606

Non-current assets
Property, plant and equipment		1,847,861	1,557,622
Intangible assets		1,097,362	1,097,362
Deposits for property, plant and equipment		103,233	-
Right-of-use assets	3	277,150	-

Total assets		$3,905,583	$2,963,590

Liabilities and Stockholders’ Equity

Current liabilities
Accrued charges		$144,800	$301,413
Other payables	4	883,578	237,167
Lease liabilities	3	189,243	-
Amount due to a director	5(d)	-	73,560
Loans from related persons	5(a)	383,977	766,246

Total current liabilities		1,601,598	1,378,386

Non-current liabilities
Amounts due to shareholders	5(c)	653,306	398,208
Lease liabilities	3	95,166	-
Provision for asset retirement obligations		31,217	31,383
Provision for exploration asset compensation		101,587	102,127

Total liabilities		2,482,874	1,910,104

Stockholders’ equity
Capital Stock
-Authorized 200,000,000 common stock, voting, par value $0.0001 each; -Authorized 100,000,000 preferred stock, non-voting, par value $0.0001 each;
-14,616,018 common stock issued and outstanding (December 31, 2018 – 14,165,000)		1,462	1,417

Additional paid in capital		10,173,876	8,937,243
Accumulated loss		(8,475,910)	(7,617,451)
Accumulated other comprehensive loss		(276,719)	(267,723)

Total stockholders’ equity		1,422,709	1,053,486

Total liabilities and stockholders’ equity		$3,905,583	$2,963,590

The accompanying notes are an integral part of these interim consolidated financial statements.

TGS International Ltd. Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended June 30, 2019 and 2018 (unaudited)

 (In United States dollars)

	Note	Three months ended June 30,		Six months ended June 30,
		2019	2018	2019	2018

Net sales		$-	$-	$-	$-
Cost of sales		(129,677)	(121,570)	(144,906)	(137,491)

Gross loss		(129,677)	(121,570)	(144,906)	(137,491)

Administrative expenses		(406,118)	(268,779)	(663,775)	(531,506)

Loss from operations		(535,795)	(390,349)	(808,681)	(668,997)
Other income		338	11	666	28,764
Interest expense		(28,452)	(25,661)	(50,444)	(30,698)
Loss before provision for income taxes		(563,909)	(415,999)	(858,459)	(670,931)

Provision for income tax		-	-	-	-
Net loss		(563,909)	(415,999)	(858,459)	(670,931)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments		(17,265)	(29,295)	(8,996)	(54,847)
Comprehensive loss		$(581,174)	$(445,294)	$(867,455)	$(725,778)
Net loss per share:
Basic and diluted net loss per share	6	$(0.04)	$(525.92)	$(0.06)	$(848.21)

Weighted average number of common shares outstanding:
Basic and diluted		14,514,438	791	14,393,198	791

The accompanying notes are an integral part of these interim consolidated financial statements.

TGS International Ltd. Consolidated Statements of Stockholders’ Equity for the Six Months Ended June 30, 2019 (unaudited)

(In United States dollars)

				Additional		Accumulated other
		Common Stock		Paid-in	Accumulated	comprehensive
	Note	Shares	Amount	Capital	losses	loss	Total

Balance as of December 31, 2018		14,165,000	$1,417	$8,937,243	$(7,617,451)	$(267,723)	$1,053,486

Proceeds from issuance of common shares	7	451,018	45	1,236,633	-	-	1,236,678

Net loss		-	-	-	(858,459)	-	(858,459)

Foreign currency translation adjustments		-	-	-	-	(8,996)	(8,996)

Balance as of June 30, 2019		14,616,018	$1,462	$10,173,876	$(8,475,910)	$(276,719)	$1,422,709

The accompanying notes are an integral part of these interim consolidated financial statements.

TGS International Ltd. Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2019 and 2018 (unaudited)

(In United States dollars)

		For the Six months ended June 30,
	Note	2019	2018

Cash flows from operating activities
Net loss		$(858,459)	$(670,931)

Adjustments to reconcile net loss to net cash used in operating activities:-
Depreciation of property, plant and equipment		20,972	23,701
Loss on disposal of property, plant and equipment		-	209
Amortization of right-of-use asset		94,122	-
Net foreign exchange losses		-	(1,294)
Stock compensation expenses	7	122,100	-

Changes in assets and liabilities:-
Other receivables		(70,211)	(20,680)
Prepayments and deposits		(689)	(8,821)
Accrued charges		(78,373)	(94,903)
Other payables		523,967	137,242
Lease liabilities		(86,887)	-

Net cash used in operating activities		(333,458)	(635,477)

Cash flows from investing activities
Acquisition of property, plant and equipment		(321,360)	(80,019)
Deposits for property, plant and equipment		(104,712)	-

Net cash used in investing activities		(426,072)	(80,019)

Cash flows from financing activities
Advances from shareholders		254,390	383,698
Proceeds from issuance of common shares		825,000	-
Proceeds from new loan-related person		-	510,284
Repayment of loans from related persons	5(a)	(127,543)	-

Net cash provided by financing activities		951,847	893,982

Net increase in cash and cash equivalents		192,317	178,486
Effect of exchange rate changes on cash and cash equivalents		8,736	367
Cash and cash equivalents, beginning of year		98,121	38,943

Cash and cash equivalents, end of year		$299,174	$217,796

Supplemental disclosures:-
Interest paid		$41,451	$-
Income tax paid		$-	$-

Non-cash investing and financial transactions:-
Capitalization of advances from shareholders	7	$289,578	$-
Stock compensation expenses	7	$122,100	$-

The accompanying notes are an integral part of these interim consolidated financial statements.

TGS International Ltd. Notes to Consolidated Financial Statements June 30, 2019 and 2018 (Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN

TGS International Ltd. (“TGS”, “the Company”) was incorporated in the state of Nevada, United States on December 1, 2016. On September 14, 2018, the Company entered into a Share Exchange Agreement with Arcus Mining Holdings Limited (“Arcus”) and Chi Kin Loo, Billion Plus Limited, First Fortune Investment Limited, Great Win Limited and Master Value Holdings Limited (the “Selling Stockholders”), pursuant to which the Selling Stockholders agreed to sell all of their ordinary shares of Arcus to the Company in exchange for an aggregate of 7,000,000 shares of common stock of the Company. Arcus, which was incorporated in the Republic of Seychelles on June 17, 2014, and its subsidiaries are engaged in fluorite mining operations in Mongolia, including the processing and sales of fluorite products. Up to June 30, 2019 and the date of this report, the Company owns three mining rights in Mongolia (Mining license numbers: MV-016819, MV-017305 and MV-009918). During the six-month period ended June 30, 2019, the Company did not commence regular mining operations due to the delay in the application of working visas for the Chinese workers and the temporary suspension of the explosive factories. Therefore, formal production will commence in Mine B located in Bayan-Ovoo soum, Khenti province (Mining license number: MV-016819) in the third quarter of 2019.

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

Basis of Presentation

These accompanying unaudited Consolidated Financial Statements of TGS as of and for the period ended June 30, 2019 have been prepared in accordance with accounting principles generally accepted in United States of America (“U.S. GAAP”) for interim financial statements. Accordingly, the Consolidated Financial Statements do not include all the information and footnotes required by U.S. GAAP for complete annual financial statements. The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading. The balance sheet as of December 31, 2018 has been derived from the Company’s annual financial statements that were audited by an independent registered public accounting firm. These Consolidated Financial Statements should be read in conjunction with the annual financial statements and notes thereto in the Company’s Form 10-K for the year ended December 31, 2018. The results of operations for the six months ended June 30, 2019 are not necessarily indicative of the results expected for the full year or for any future periods.

Going Concern

These financial statements have been prepared on a going concern basis. The Company has incurred an operating loss of $858,459 for the six months ended June 30, 2019 and as of that date, the Company’s current liabilities exceeded its current assets by $1,021,621 which raises substantial doubt about the Company’s ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Since the Company is currently in the development and trial-production stage, it is still in the capital investing period. The Company’s business forecast indicates that the Company will have positive cash inflow after the commencement of formal production. Management believes the Company will have sufficient working capital to meet its financing requirements based on the financial support of shareholders and upon their experience and their assessment of the Company’s projected performance, production ability and product market. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

TGS International Ltd. Notes to Consolidated Financial Statements June 30, 2019 and 2018 (Unaudited)

Recent changes in accounting standards

Recently Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which amends existing accounting standards for leases. The ASU requires lessees to recognize most leases on their balance sheet as a lease liability with a corresponding right-of-use asset. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. The criteria for evaluating are similar to those applied in current lease accounting.

The Company elected to transition to Accounting Standards Codification (“ASC”) 842 using the option to apply the standard on its effective date, January 1, 2019. The comparative periods presented reflect the former lease accounting guidance and the required comparative disclosures are included in Note 3, Leasing Arrangements. There was not a material cumulative-effect adjustment to the beginning accumulated losses as a result of adopting ASC 842. We have recognized additional right-of-use assets of $369,874 and $277,150 as of January 1, 2019 and June 30, 2019 and lease liabilities of $369,874 and $284,409 as of January 1, 2019 and June 30, 2019, respectively. We elected not to reassess prior conclusions related to the identification, classification and accounting for initial direct costs for leases that commenced prior to January 1, 2019. For additional disclosure and detail, see Note 3, Leasing Arrangements.

Not Yet Adopted

In June 2016, FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. In November 2018, FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which amends the scope and transition requirements of ASU 2016-13. Topic 326 requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. Topic 326 will become effective for the Company beginning January 1, 2020, with early adoption permitted, on a modified retrospective approach. The Company is currently evaluating the impact this guidance will have on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The objective of ASU 2018-13 is to improve the effectiveness of disclosures in the notes to the financial statements by removing, modifying, and adding certain fair value disclosure requirements to facilitate clear communication of the information required by generally accepted accounting principles. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 with early adoption permitted upon issuance of this ASU. The Company is currently evaluating the impact this guidance will have on the Company’s consolidated financial statements.

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

TGS International Ltd. Notes to Consolidated Financial Statements June 30, 2019 and 2018 (Unaudited)

NOTE 3 – LEASING ARRANGEMENT

The Company leases certain office and warehouse spaces under operating leases in Hong Kong and Mongolia. Operating lease assets and obligations are reflected within right-of-use asset, net, current lease liability, and non-current lease liability, respectively, on the unaudited Consolidated Balance Sheet.

The discount rate implicit within the leases is generally not determinable and therefore the Company determines the discount rate based on its incremental borrowing rate. The incremental borrowing rate for the leases is determined based on lease term and currency in which lease payments are made, adjusted for impacts of collateral. The weighted average discount rate used to measure the operating lease liabilities as of June 30, 2019 was 11%.

Balance Sheet as of June 30, 2019

(In United States dollars)
Assets
Right-of-use assets	277,150

Liabilities
Current portion of operating lease liabilities	189,243
Long-term portion of operating lease liabilities	95,166

Total lease liabilities	284,409

Maturity Analysis of Lease Liabilities:

(In United States dollars)
December 31, 2019	104,270
December 31, 2020	199,959
December 31, 2021	-
December 31, 2022	-
December 31, 2023	-
Thereafter	-
Total lease payments, undiscounted	304,229
Less short-term lease payments	(670)
Less amount of lease payment representing interest	(19,150)
Total present value of lease payments	284,409
Less: Current portion of operating leases liabilities	(189,243)
Non-current operating leases liabilities	95,166

Lease commitment as of December 31, 2018 were as follows:

(In United States dollars)
December 31, 2019	243,100
December 31, 2020	229,500
December 31, 2021	30,000
December 31, 2022	30,000
December 31, 2023	30,000
Thereafter	30,000
592,600

Other information related to leases is as follows:

June 30, 2019
Total lease liabilities	$284,409
Cash paid for amounts included in the measurement of lease liabilities within operating cash flows	$103,600
Weighted average remaining lease term (years)	1.97
Weighted average discount rate	11%

TGS International Ltd. Notes to Consolidated Financial Statements June 30, 2019 and 2018 (Unaudited)

NOTE 4 — OTHER PAYABLES

(In United States dollars)

	June 30, 2019	December 31, 2018
	(unaudited)

Tax and social insurance payable	$9,416	$9,384
Contract liabilities	230,325	215,359
Temporary receipts	488,094	-
Other payables	155,743	12,424

	$883,578	$237,167

NOTE 5 – SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

(a)	Loans from related persons

As of June 30, 2019 and December 31, 2018, loans from related persons included a HK$3 million (equivalent to $383,977) and HK$4 million (equivalent to $510,830) respectively loan borrowed from the wife of one of the shareholders of TGS on May 21, 2018. The loan is unsecured, has no collateral or guarantee and carries interest at a monthly rate of 3.08% for the first month and a monthly rate of 1.08% for the rest of the term. The loan originally was due to be repaid on May 20, 2019, however, on April 24, 2019, the repayment date was extended to May 20, 2020. The Company repaid HK$1 million (equivalent to $127,543) loan on April 24, 2019.

As of December 31, 2018, loans from related persons included a HK$1 million (equivalent to $127,708) loan borrowed from the son of the CFO of TGS on October 6, 2016. The loan is unsecured, has no collateral or guarantee and carries interest at 8% per annum. The loan was fully repaid by issuing new common shares of TGS on May 15, 2019 (see Note 7).

As of December 31, 2018, loans from related persons included HK$1 million (equivalent to$127,708) loan borrowed from the sisters of one of the shareholders of TGS and the ultimate shareholder on October 31, 2016. The loans are unsecured, have no collateral or guarantee and carry interest at 8% per annum. The loan was fully repaid by issuing new common shares of TGS on May 15, 2019 (see Note 7).

(b)	Interest expense paid to related persons

During the six-month periods ended June 30, 2019 and 2018, interest expense of HK$267,326 (equivalent to $34,096) and HK$202,237 (equivalent to $25,800), respectively, was paid to related persons.

(c)	Amounts due to shareholders

The Company is currently in the development and trial-production stage, the shareholders advanced $254,390 working capital to meet the financing requirement during the first 6 months of 2019. Amounts due to shareholders are unsecured, interest-free and not demand for repayment within 12 months.

(d)	Amount due to a director

Amount due to a director included HK$576,000 (equivalent to $73,560) salaries accrued to the director, Tak Shing Eddie Wong as of December 31, 2018. The amount was unsecured, had no collateral or guarantee and was interest-free. The amount was fully settled on February 14, 2019.

TGS International Ltd. Notes to Consolidated Financial Statements June 30, 2019 and 2018 (Unaudited)

NOTE 6 — NET LOSS PER SHARE

The following table presents the computation of basic and diluted net loss per share for the three and six months ended June 30, 2019 and 2018:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Net loss per share – basic and diluted
Net loss	$(563,909)	$(415,999)	$(858,459)	$(670,931)
Weighted-average number of common shares outstanding – basic and diluted	14,514,438	791	14,393,198	791

Net loss per share
Basic and diluted (Note)	$(0.04)	$(525.92)	$(0.06)	$(848.21)

Note: During the three and six months ended June 30, 2019, the Company had warrants outstanding which could potentially dilute basic loss per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been anti-dilutive due to the net losses.

NOTE 7 — CAPITAL STOCK

In the six-months period ended June 30, 2019, the Company issued second subscription package (the “Second Subscription Package”) of up to $825,000, consisting of 330,000 common shares and 66,000 warrants exercisable at $3.00 to purchase common stock within three years from the respective issuance dates, to accredited subscribers. The Company also issued to the placement agent 33,000 common shares at a price of $3.7 per common share for the services rendered (equivalent to $122,100). On May 15, 2019, the Company issued 88,018 common shares at a price of $3.29 to settle the loans from related persons of HK$2 million and interest expenses (equivalent to $289,578).

NOTE 8 — WARRANT EQUITY

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

In the six-months period ended June 30, 2019, the Company issued Second Subscription Package of up to $825,000, consisting of 330,000 common shares and 66,000 warrants exercisable at $3.00 to purchase common stock within three years from the respective issuance dates, to accredited subscribers.

The two investors in the first private placement, which was completed on November 21, 2018, forfeited their rights to exercise the 25,000 warrant at $1.00 due to their own accord.

The warrants outstanding and fair values at each of the respective valuation dates are summarized below:

Grant date	Warrants Outstanding	Fair Value per Share	Fair Value $
November 2018	50,000	$0.07	$3,490
January 2019	17,000	2.11	35,833
February 2019	10,000	2.11	21,078
March 2019	9,000	2.11	18,970
April 2019	30,000	2.11	63,234
Less: warrants forfeited	(50,000)	(0.07)	(3,490)
As at June 30, 2019	66,000		$139,115

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

On November 21, 2018 and April 24, 2019, the Company completed its first and second private placement respectively. The two investors in the first private placement, which was completed on November 21, 2018, forfeited their rights to exercise the 25,000 warrant at $1.00 due to their own accord.

The independent third party Mongolian company HMMB LLC, who is our contractor and responsible for exploring Mine B, applied working visas for the Chinese workers. However, the Mongolian Government has tightened the working visa application procedure. As a result, the application did not complete until June 2019, which resulted in a delay in the exploratory work. The visa application should have been completed and all workers should have started working at the site in April 2019. All Chinese workers and Mongolian workers have been working at Mine B since June 2019.

Due to unexpected internal accidents, the only two explosive factories in Mongolia have been suspended until mid-August 2019. This resulted in a delay in explosives to Mine B. We expect the explosives could be delivered to Mine B in September 2019 at the earliest. As a contingency plan, we have made new arrangements in order to minimize the impact of the delay.

The delay in the application of working visas for the Chinese workers, along with the temporary suspension of the explosive factories have brought about significant postponement of our exploratory work. Nonetheless, the management has devoted all their effort to minimize any impact on the Company.

The strategic cooperation with Yantai Fulin Mining Machinery Co., Ltd regarding the construction of a refinery at Mine B started in mid-April 2019 and is underway. We expect the construction is to be completed by the end of 2019 and put into trial production and use immediately after the completion in early 2020.

An outsourcing agreement regarding the trial exploration of Mine A was entered into between the Company and an independent third party, Xin Guoji Company Limited, a PRC company specializing in exploratory work, in April 2019. Open-pit trial exploratory work at Mine A began in early June 2019. With the strategic cooperation with Xin Guoji Company Limited, we expect to further increase our revenue in 2020.

In order to further strengthen the Company’s internal control and corporate governance, two directors were appointed on April 26, 2019 and one of them is an independent director.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2019 and 2018

Sales

In the three and six months ended June 30, 2019 and June 30, 2018, we did not have sales revenue as our Company did not commence regular mining operations due to the delay in the application of working visas for the Chinese workers and the temporary suspension of the explosive factories for the first six months ended June 30, 2019; while only trial production was performed for the first six months in 2018. Formal mining is expected to commence in the third quarter of 2019.

Cost of sales

Cost of sales included raw material costs, mining overhead, including depreciation expenses and transportation, and handling costs related to the movement of finished goods from mines to customer designated locations. Additionally, cost of sales included product packaging cost, the cost of tooling and damages.

Our total cost of sales increased slightly from $137,491 for the first six months in 2018 to $144,906, for the first six months of 2019. The percentage of such increase was approximately 5% as a result of more mining supplies and oil and lubricants were purchased so as to speed up the mining process and the expansion of fluorspar production line.

For the three months ended June 30, the total cost of sales increased slightly from $121,570 in 2018 to $129,677 in 2019. The result of such increase is similar to the first six months as discussed above.

Gross loss

Since the delay in the application of working visas for the Chinese workers and the temporary suspension of the explosive factories was taken place in the first six months in 2019, no revenue was generated to cover our cost of sales, which resulted in a gross loss. For the first six months in 2018, only trial production was performed, no revenue was generated to cover our cost of sales which resulted gross loss as well.

Administrative expenses

Administrative expenses include salaries and benefits, consulting, audit, tax, legal, insurance, rent and utilities, and other general operating expenses.

Administrative expenses increased from $531,506 for the first six months in 2018 to $663,775 for the first six months in 2019. The percentage of such increase was approximately 25% as a result of commission expenses related to private placement in 2019.

For the three months ended June 30, the total administrative expenses are increased from $268,779 in 2018 to $406,118 in 2019. The result of increase is similar to the first six months as discussed above.

Other income

Other income decreased significantly from $28,764 for the first six months in 2018 to $666 for the first six months in 2019. The percentage of such reduction was approximately 98% as a result of a waiver of consultancy fee in the first six months in 2018.

For the three months ended June 30, other income increased from $11 in 2018 to $338 in 2019. The increase as a result of bank interest income increased in the three months in 2019.

Interest expenses

Interest expenses mainly include related parties loans interest and lease interest.

Interest expenses significantly increased from $30,698 for the first six months in 2018 to $50,444 for the first six months in 2019. The increase was approximately 64% as a result of related parties loans of HK$4 million granted in May 2018 and the amount of lease payment representing interest.

For the three months ended June 30, the interest expenses increased from $25,661 in 2018 to $28,452 in 2019. The percentage of such increase was approximately 11% as a result of the amount of lease payment representing interest.

Net loss

As a result of the factors described above, we had a net loss of $858,459 for the six months ended June 30, 2019 as compared to $670,931 for the six months ended June 30, 2018, and a net loss of $563,909 for the three months ended June 30, 2019 as compared to $415,999 for the three months ended June 30, 2018.

The net loss is under our management expectation since our mine is still under trial production. Excluding the commission expenses related to private placement in the first six months in 2019, the net loss in the first six months in 2019 was comparable to the first six months in 2018. The results of net loss was similar for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 as discussed above.

Liquidity and Capital Resources

Cash and cash equivalents are short-term, highly liquid investments with original maturities of three months or less. As of June 30, 2019 and December 31, 2018, the Company’s cash was $299,174 and $98,121, respectively. There were no cash equivalents.

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

Cash Flows

Net cash used in operating activities

Our net cash used in operating activities decreased to $333,458 for the first six months of 2019 from $635,477 for the first six months of 2018. This was mainly due to the net effect of the increase in net loss for the first six months in 2019 comparable to the first six months in 2018, increase in other receivables and increase in other payables during the period.

Net cash used in investing activities

Our net cash used in investing activities increased to $426,072 for the first six months of 2019 from $80,019 for the first six months of 2018. This was mainly due to acquisition of property, plant and equipment at mine site.

Net cash provided by financing activities

Our net cash provided by financing activities increased to $951,847 for the first six months of 2019 from $893,982 for the first six months of 2018. This was mainly the result of issuance of common shares in the first six months of 2019.

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

Going Concern

The Company incurred an operating loss of $858,459 for the six-month period ended June 30, 2019, and as of that date, the Company’s current liabilities exceeded its current assets by $1,021,621. Notwithstanding the operating loss incurred for the period ended June 30, 2019, the accompanying interim consolidated financial statements have been prepared on a going concern basis. Since the Company is currently in the development and trial-production stage, it is still in the capital investing period. The Company’s business forecast indicates that the Company will have positive cash inflow after the commencement of formal production. Management believes the Company will have sufficient working capital to meet its financing requirements based of the financial support of stockholders and upon their experience and their assessment of the Company’s projected performance, production ability and product market.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting. Management concluded that as of June 30, 2019, our company’s internal control over financial reporting was effective.

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

TGS International Ltd.

Date: August 8, 2019	By:	/s/ Tak Shing Eddie Wong
Tak Shing Eddie Wong
President, Chief Executive Officer and Chairman of the Board of Directors,
(Principal Executive Officer)

Date: August 8, 2019	By:	/s/ Sai Kit Leung
Sai Kit Leung
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

