Form 10-K/A
period 2018-12-31
TGS International Ltd.
filed 2019-09-20
CIK 1701859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

(Registrant’s telephone number, including area code)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the average bid and asked price of the registrant’s common stock on June 30, 2018, the last business day of the Company’s second fiscal quarter, was $0.

As of March 22, 2019, the number of shares outstanding of the registrant’s common stock was 14,345,000.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of TGS International Ltd. for the fiscal year ended December 31, 2018 as filed with the United States Securities and Exchange Commission on March 22, 2019 is being filed to respond to certain comments of the staff of the SEC to Part I – Item 1 and Part II – Item 9A.

2

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

Arcus currently owns three fluorite projects through its subsidiaries. Its official mining licenses in Mongolia are shown below:

Details of Three Fluorite Projects transferred to the Company by Arcus

Mining Project	Probable (Indicated) Fluorite Reserves	Covered Area	License No.	Expiration Date	Current Status

Altan Ovoo (Mine A)	1.95 million tons	39.00 hectares (96.37 acres)	MV-009918	December 29, 2034	Pre-feasibility study completed

Oosmonskogo 1 (Mine B)	0.43 million tons	98.37 hectares (243.08 acres)	MV-016819	April 28, 2041	In development stage since 2015. Formal production will be launched in 2019

Oosmonskogo 2 (Mine C)	To be explored	300.96 hectares (743.59 acres)	MV-017305	April 23, 2043	Ready for exploration

According to the staged exploration results, there are abundant resources as well as a large potential to expand the resource base of the mines, laying a solid foundation for the sustainable development of the Company.

Arcus strove to create more value through efficiency in mining. The initial expected annual production capacity of fluorite (“CaF2”) for 2019 and 2020 is described below:

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

In summary, the Company intends to make full use of Mongolia’s fluorite resource advantages and market under the guidance of our experienced management team.

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

Arcus Company Structure

Arcus indirectly holds three fluorite projects in Mongolia through its wholly owned subsidiaries incorporated in Hong Kong, namely Best Metro (Hong Kong) Limited, China Aim (Hong Kong) Limited, which in turn wholly own Mongolian based fluorite mining companies Khan Shashir LLC (“Khan Shashir”), Shek Hung Gold LLC (“Shek Hung”) respectively. Arcus Hong Kong Limited wholly own the PRC based Best Metro Import & Export Trading (Inner Mongolia) Limited as a trading arm.

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

Mining Licenses

The three fluorite projects in Mongolia are Altan Ovoo (“Mine A”), Oosmonskogo 1 (“Mine B”) and Oosmonskogo 2 (“Mine C”).

The three projects have all been issued official mining licenses. The mining licenses allow the right to conduct mining activities throughout the license areas and to construct structures within the license areas that are related to its mining activities.

Mine A is located in Uul-Bayan soum, Sukhbaatar province, 530 kilometers (“km”) from Ulaanbaatar, the capital of Mongolia. Mine A’s mining license, reference number MV-009918, is valid until December 29, 2034. Mine A covers an area of 39.00 hectares (96.37 acres).

Mine B is located in the Bayan-Ovoo soum, Khentii province, 440 km from Ulaanbaatar. Mine B’s license, reference number MV-016819, is valid until April 28, 2041. Mine B covers an area of 98.37 hectares (243.08 acres).

Mine C is adjacent to Mine B. Mine C’s license, reference number MV-017305, is valid until April 23, 2043. Mine C covers an area of 300.96 hectares (743.59 acres).

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

Arcus’ own geological team will search for other resources through continued exploration in the areas surrounding existing deposits.

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

In late 2014, a specialist from SRK Consulting visited both Mine A and Mine B. SRK Consulting collected 43 extra drill core samples in Mine A during its visit. Analysis performed on data from these samples allowed SRK Consulting to define an indicated resource for Mine A of approximately 1.95 million tons with an average CaF2 content of 34%. This is substantially lower than the historic figures but at a better grade. In addition, more confidence can be placed in these resource figures as they were obtained in accordance with the Australasian Joint Ore Reserves Committee Code (“JORC Code”). (The JORC Code is the Australasian code for reporting of exploration results, mineral resources and ore reserves. It is a professional code of practice that sets minimum standards for public reporting of minerals exploration results, mineral resources and ore reserves.)

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

Comparing the report by the former Soviet Union with the data from 2012, it was concluded that the resource figure of the Soviet report was too low. According to SRK Consulting, Mine B has an Indicated Resource of 0.43 million tons. Based on the samples taken by SRK Consulting, the average in situ grade CaF2 is 67%.

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

According to SRK Consulting, the drill holes in Mine A do not provide consistent coverage of all areas. Therefore, another round of exploration would allow a more detailed understanding of the resource allocation and help upgrade much of the inferred resource into the indicated resource category. This will be followed by a pre-feasibility study at Mine A and by full feasibility studies for Mine A and Mine B. These feasibility studies will be conducted by Arcus’ experienced team, assisted by external specialist consultants where necessary.

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

Operations

Currently, Mine B was in development stage in 2018. Both Mine B and Mine A are expected to be put into operation in 2019 and 2020, respectively.

There are two types of products available from Mine B, metallurgical and acid grade fluorite. Metallurgical grade fluorite is sold mainly to steel manufacturers for use as flux in steel production. Acid grade fluorite which is used to manufacture hydrofluoric acid, a feedstock for many different chemical processes.

The Company ran trial productions at Mine B in 2018. Below is the summary of revenue for 2018 from the trial productions.

Type of Finished Products	Grade Mined	Quantities (In tonnes)	Mining Recovery	Average Price (USD)
Metallurgical Fluorite	Concentration 50-55%	2,639.75	70%	23.84
Metallurgical Fluorite	Concentration ~66%	1,197.94	70%	33.82
Metallurgical Fluorite	Concentration 80-90%	3,341.20	70%	165.00
*Metallurgical Fluorite	Flourite (Size 1cm - 7cm)	58.42	N/A	223.88

*Remark: The Company purchased the metallurgical fluorite from a third party and resold the products to their customers.

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

Sales and Marketing

From 2015 throughout 2018, the mines were still in development stage as the Company planned to sell metallurgical grade fluorite at site. In 2019, the Company intends to further expand its sales. Some of the ultimate target customers include Korean steel manufactures.

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

Mine A is located in Uul-Bayan soum, Sukhbaatar province, 530 kilometers from Ulaanbaatar, the capital of Mongolia. Mine A’s mining license, reference number MV-009918, is valid until December 29, 2034. Mine A covers an area of 39.00 hectares (96.37 acres).

Mine B is located in the Bayan-Ovoo soum, Khentii province, 440 kilometers from Ulaanbaatar. Mine B’s license, reference number MV-016819, is valid until April 28, 2041. Mine B covers an area of 98.37 hectares (243.08 acres).

Mine C is adjacent to Mine B. Mine C’s license, reference number MV-017305, is valid until April 23, 2043. Mine C covers an area of 300.96 hectares (743.59 acres).

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

Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

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

We are a mining company focused on both fluorite mining operations in Mongolia (3 mines in total, Mining license numbers: MV-016819, MV-017305 and MV-009918) and sales of fluorite across Mongolia, China and Korea. The mines have been in development stage since 2015.

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

Material Uncertainty related to Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered an operating loss of $1,241,452 for the year ended December 31, 2018, and as of that date, the Company’s current liabilities exceeded its current assets by $1,069,780, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Stockholders’ equity/(deficiency)
Capital Stock
-Authorized 200,000,000 common stock, voting, parv alue $0.0001 each;
-Authorized 100,000,000 preferred stock, non-voting, par value $0.0001 each;
-14,165,000 common shares issued and outstanding (December 31, 2017 – 791)	9	1,417	791

Additional paid in capital		8,937,243	(691)
Accumulated loss		(7,617,451)	(6,375,999)
Accumulated other comprehensive loss		(267,723)	(228,395)

Total stockholders’ equity/(deficiency)		1,053,486	(6,604,294)

Total liabilities and stockholders’ equity/(deficiency)		$2,963,590	$3,015,698

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

See footnote 10 regarding the Company’s revenue disaggregated by reporting segment.

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

NOTE 7 – PROVISION FOR ASSET RETIREMENT OBLIGATIONS

The Company’s asset retirement obligations relate to future remediation and decommissioning activities at the three fluorite mines.

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
-
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

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in SEC Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of December 31, 2018.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

On March 22, 2019, we had 14,345,000 shares of common stock and 86,000 warrants. The following table sets forth certain information with respect to the beneficial ownership of our securities as of March 22, 2019, for (i) each of our directors and executive officers; (ii) all of our directors and executive officers as a group; and (iii) each person who we know beneficially owns more than 5% of our common stock.

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

__________

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

TGS International Ltd.

Date: September 20, 2019	By:	/s/ Tak Shing Eddie Wong
Tak Shing Eddie Wong
President, Chief Executive Officer and Chairman of the Board of Directors

Date: September 20, 2019	By:	/s/ Sai Kit Leung
Sai Kit Leung
Chief Financial Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tak Shing Eddie Wong	President, Chief Executive Officer and Chairman of the Board of Directors	September 20, 2019
Tak Shing Eddie Wong	(Principal Executive Officer)

/s/ Sai Kit Leung	Chief Financial Officer and Secretary	September 20, 2019
Sai Kit Leung	(Principal Financial and Accounting Officer)

