Form 10-K/A
period 2018-12-31
TGS International Ltd.
filed 2019-10-02
CIK 1701859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 2 to the Annual Report on Form 10-K of TGS International Ltd. for the fiscal year ended December 31, 2018 as filed with the United States Securities and Exchange Commission on March 22, 2019 is being filed to respond to certain comments of the staff of the SEC to Part I – Item 1 and Part II – Item 9A.

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

Arcus currently owns three fluorite projects through its subsidiaries. Its official mining licenses in Mongolia are shown below:

Details of Three Fluorite Projects transferred to the Company by Arcus

Mining Project	Fluorite Reserves	Covered Area	License No.	Expiration Date	Current Status

Altan Ovoo (Mine A)	To be explored	39.00 hectares (96.37 acres)	MV-009918	December 29, 2034	In exploration stage.

Oosmonskogo 1 (Mine B)	To be explored	98.37 hectares (243.08 acres)	MV-016819	April 28, 2041	In explorat ion stage since 2015. Formal production will be launched in 2019.

Oosmonskogo 2 (Mine C)	To be explored	300.96 hectares (743.59 acres)	MV-017305	April 23, 2043	Ready for exploration.

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

In late 2014, a specialist from SRK Consulting visited both Mine A and Mine B. SRK Consulting collected 43 extra drill core samples in Mine A during its visit. The finding by SRK Consulting is at a better grade with an average CaF2 of 34%.

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

Phase 2: Investigation conducted by an independent surveyor in 2012

The Company has drilled 9 vertical core holes with an aggregate length of 877 meters in 2011 to update information on Mine B. Based on the samples obtained from the 9 vertical core holes drilled and assays of 4 drill hole cores in the Soviet Union period.

Phase 3: Investigation conducted by SRK Consulting

During the site visit to Mine B, the specialist consultant from SRK Consulting observed that most of the fluorite ores in Mine B have a grade of more than 90% CaF2 and could be used for ornamental and lapidary purposes.

Based on the samples taken by SRK Consulting, the average grade of CaF2 is 67%.

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

Operations

Currently, Mine B was in exploration stage in 2018. Both Mine B and Mine A are expected to be put into operation in 2019 and 2020, respectively.

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

Sales and Marketing

From 2015 throughout 2018, the mines were still in exploration stage as the Company planned to sell metallurgical grade fluorite at site. In 2019, the Company intends to further expand its sales. Some of the ultimate target customers include Korean steel manufactures.

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

We are a mining company focused on both fluorite mining operations in Mongolia (3 mines in total, Mining license numbers: MV-016819, MV-017305 and MV-009918) and sales of fluorite across Mongolia, China and Korea. The mines have been in exploration stage since 2015.

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

TGS International Ltd.

Date: October 2 , 2019	By:	/s/ Tak Shing Eddie Wong
Tak Shing Eddie Wong
President, Chief Executive Officer and Chairman of the Board of Directors

Date: October 2 , 2019	By:	/s/ Sai Kit Leung
Sai Kit Leung
Chief Financial Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tak Shing Eddie Wong	President, Chief Executive Officer and Chairman of the Board of Directors	October 2 , 2019
Tak Shing Eddie Wong	(Principal Executive Officer)

/s/ Sai Kit Leung	Chief Financial Officer and Secretary	October 2 , 2019
Sai Kit Leung	(Principal Financial and Accounting Officer)

