Form 10-K/A
period 2018-12-31
TGS International Ltd.
filed 2019-10-04
CIK 1701859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 3 )

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No.  3 to the Annual Report on Form 10-K of TGS International Ltd. for the fiscal year ended December 31, 2018 as filed with the United States Securities and Exchange Commission on March 22, 2019 is being filed to respond to certain comments of the staff of the SEC to Part I – Item 1 and Part II – Item 9A.

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

Arcus currently owns three fluorite projects through its subsidiaries. Its official mining licenses in Mongolia are shown below:

Details of Three Fluorite Projects transferred to the Company by Arcus

Mining Project	Fluorite Reserves	Covered Area	License No.	Expiration Date	Current Status

Altan Ovoo (Mine A)	To be explored	39.00 hectares (96.37 acres)	MV-009918	December 29, 2034	In exploration stage.

Oosmonskogo 1 (Mine B)	To be explored	98.37 hectares (243.08 acres)	MV-016819	April 28, 2041	In exploration stage since 2015. Formal production will be launched in 2019.

Oosmonskogo 2 (Mine C)	To be explored	300.96 hectares (743.59 acres)	MV-017305	April 23, 2043	Ready for exploration.

According to the staged exploration results, there are abundant resources as well as a large potential to expand the resource base of the mines, laying a solid foundation for the sustainable development of the Company.

Arcus strove to create more value through efficiency in mining. The initial expected annual production capacity of fluorite (“CaF2”) for 2019 and 2020 is described below:

Type	Metallurgical Grade	Acid Grade
CaF2 Content	80% to 90%	97%
Estimated Capacity in 2019	9,000 tons annual production	13,000 tons
Estimated Capacity in 2020	9,000 tons annual production	59,000 tons
Final Product	Granule/Powder	Powder

Arcus intends to start producing 97% Acid Grade powder products in 2019.

Nevertheless, there are several areas where Arcus expects to outperform the market:

·	Abundant fluorite resources for a long-term sustainable business;

·	Experience in mine construction, mining and marketing of fluorite;

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

The location map of Mines A, B and C are shown below:

Resources and Reserves

After years of exploration, a significant potential for high grade fluorite resources for Mine A and Mine B has been positively demonstrated.

The historic exploration of Mine A and Mine B can be divided into three phrases:

·	An investigation conducted by the former Soviet Union governmental agencies in the last century;

·	An investigation conducted by an independent consultant from the United States in 2012; and

·	An investigation conducted by SRK Consulting in 2014, a leading mining consulting services provider.

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

Customers

The Company intends to develop a pool of customers to reduce its distribution risk. The Company’s targeted customer base is set forth below:

·	Korean steel manufacturers,

·	Chinese steel manufacturers.

·	Other foreign steel manufacturers (e.g., Japanese, Indian, American, etc.).

·	Online sales platforms.

·	Fluorochemical companies, mainly in China due to large demand.

·	Chinese and other foreign aluminum manufacturers.

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

The Company is in the process of developing its mines and bringing its fluorite products to the market. Accordingly, we have a limited operating history. You should consider our future prospects in light of the risks and uncertainties experienced by early stage companies in evolving geographical areas such as Mongolia. Some of these risks and uncertainties relate to our ability to:

·	offer products of sufficient quality to attract and retain a larger customer base;

·	attract additional customers and increase spending per customer;

·	increase awareness of our products and continue to develop customer loyalty;

·	respond to competitive market conditions;

·	respond to changes in our regulatory environment;

·	maintain effective control of our costs and expenses;

·	raise sufficient capital to sustain and expand our business; and

·	attract, retain and motivate qualified personnel.

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

Our operating results may fluctuate as a result of a number of factors, many outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. Our quarterly, year-to-date and annual expenses as a percentage of our revenues may differ significantly from our historical or projected rates. Our operating results in future quarters may fall below expectations. Any of these events could cause our stock price to fall. Each of the risk factors listed in this section and the following factors may affect our operating results:

·	Our ability to continue to attract customers;

·	Our ability to generate revenue from the products we offer;

·	The amount and timing of operating costs and capital expenditures related to the maintenance and expansion of our businesses; and

·	Our focus on long-term goals over short-term results.

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

We intend to expand our operations and plan to expand as rapidly as possible. The continued growth of our business will result in, substantial demand on our management, operational and other resources. In particular, the management of our growth will require, among other things:

·	increased sales and sales support activities;

·	improved administrative and operational systems;

·	enhancements to our information technology system;

·	stringent cost controls and sufficient working capital;

·	strengthening of financial and management controls; and

·	hiring and training of new personnel.

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

Our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties, including:

·	investors’ perception of, and demand for, our securities;

·	conditions of the U.S. and other capital markets in which we may seek to raise funds;

·	our future results of operations, financial condition and cash flow;

·	Mongolian governmental regulation; and

·	economic, political and other conditions in Mongolia.

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

Patterns of fraud and abuse include:

·	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

·	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

·	“Boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

·	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

·

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

(ii)	Other categories of property, plant and equipment are recorded at cost and depreciated to their estimated residual values using the straight-line method over their estimated useful lives, as follows:

·	Leasehold improvements: 5 years or the shorter of the remaining term of the lease
·	Furniture and equipment: 5 years
·	Motor vehicles: 3 to 7 years
·	Factory equipment: 5 to 10 years
·	Mineral properties: Unit-of-production

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

We have:

·	The Board of directors review the internal controls system at least annually;

·

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

·	timely and accurate preparation and review of period-end account analyses and timely disposition of any required adjustments; and

·

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

In general, officers and directors of a corporation are required to present business opportunities to a corporation if:

·	the corporation could financially undertake the opportunity;

·	the opportunity is within the corporation’s line of business; and

·	it would be unfair to the corporation and its stockholders not to bring the opportunity to the attention of the corporation.

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

TGS International Ltd.

Date: October 4, 2019	By:	/s/ Tak Shing Eddie Wong
Tak Shing Eddie Wong
President, Chief Executive Officer and Chairman of the Board of Directors

Date: October 4, 2019	By:	/s/ Sai Kit Leung
Sai Kit Leung
Chief Financial Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tak Shing Eddie Wong	President, Chief Executive Officer and Chairman of the Board of Directors	October 4, 2019
Tak Shing Eddie Wong	(Principal Executive Officer)

/s/ Sai Kit Leung	Chief Financial Officer and Secretary	October 4, 2019
Sai Kit Leung	(Principal Financial and Accounting Officer)

