Form 10-Q
period 2019-09-30
TGS International Ltd.
filed 2019-11-08
CIK 1701859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

14,683,836 shares of common stock issued and outstanding as of November 8, 2019.

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

Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that can be expected for the year ending December 31, 2019.

TGS International Ltd. Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018

(In United States dollars)

	Note	September 30, 2019	December 31, 2018
		(unaudited)
Assets

Current assets
Cash and cash equivalents		$126,955	$98,121
Other receivables		211,742	68,963
Prepayments and deposits		146,111	141,522

Total current assets		484,808	308,606

Non-current assets
Property, plant and equipment		1,926,439	1,557,622
Intangible assets		1,097,362	1,097,362
Deposits for property, plant and equipment		296,940	-
Right-of-use assets	3	229,125	-

Total assets		$4,034,674	$2,963,590

Liabilities and Stockholders’ Equity

Current liabilities
Accrued charges		$194,464	$301,413
Other payables	4	1,281,271	237,167
Lease liabilities	3	193,772	-
Amount due to a director	5(d)	28,061	73,560
Loans from related persons	5(a)	382,644	766,246

Total current liabilities		2,080,212	1,378,386

Non-current liabilities
Amounts due to shareholders	5(c)	700,024	398,208
Lease liabilities	3	44,404	-
Provision for asset retirement obligations		31,107	31,383
Provision for exploration asset compensation		101,226	102,127

Total liabilities		2,956,973	1,910,104

Stockholders’ equity
Capital Stock
-Authorized 200,000,000 common stock, voting, par value $0.0001 each;
-Authorized 100,000,000 preferred stock, non-voting, par value $0.0001 each;
-14,683,836 common stock issued and outstanding (December 31, 2018 – 14,165,000)		1,468	1,417

Additional paid in capital		10,423,474	8,937,243
Accumulated loss		(9,072,528)	(7,617,451)
Accumulated other comprehensive loss		(274,713)	(267,723)

Total stockholders’ equity		1,077,701	1,053,486

Total liabilities and stockholders’ equity		$4,034,674	$2,963,590

The accompanying notes are an integral part of these interim consolidated financial statements.

TGS International Ltd. Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2019 and 2018 (unaudited)

(In United States dollars)

	Note	Three months ended September 30,		Nine months ended September 30,
		2019	2018	2019	2018

Net sales		$-	$434,728	$-	$434,728
Cost of sales		(321,263)	(141,065)	(466,169)	(278,556)

Gross (loss)/profit		(321,263)	293,663	(466,169)	156,172

Administrative expenses		(256,294)	(354,027)	(920,069)	(885,533)

Loss from operations		(577,557)	(60,364)	(1,386,238)	(729,361)
Other income		25	48,369	691	77,133
Interest expenses		(19,086)	(22,317)	(69,530)	(53,015)
Loss before provision for income taxes		(596,618)	(34,312)	(1,455,077)	(705,243)

Provision for income tax		-	-	-	-
Net loss		(596,618)	(34,312)	(1,455,077)	(705,243)
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments		2,006	(102,281)	(6,990)	(157,128)
Comprehensive loss		$(594,612)	$(136,593)	$(1,462,067)	$(862,371)
Net loss per share:
Basic and diluted net loss per share	6	$(0.04)	$(0.01)	$(0.10)	$(0.44)

Weighted average number of common stock outstanding:
Basic and diluted		14,616,755	4,717,787	14,468,536	1,590,401

The accompanying notes are an integral part of these interim consolidated financial statements.

TGS International Ltd. Consolidated Statements of Stockholders’ Equity for the Nine Months Ended September 30, 2019 (unaudited)

(In United States dollars)

				Additional		Accumulated other
		Common Stock		Paid-in	Accumulated	comprehensive
	Note	Shares	Amount	Capital	losses	loss	Total

Balance as of December 31, 2018		14,165,000	$1,417	$8,937,243	$(7,617,451)	$(267,723)	$1,053,486

Proceeds from issuance of common stock	7	518,836	51	1,486,231	-	-	1,486,282

Net loss		-	-	-	(1,455,077)	-	(1,455,077)

Foreign currency translation adjustments		-	-	-	-	(6,990)	(6,990)

Balance as of September 30, 2019		14,683,836	$1,468	$10,423,474	$(9,072,528)	$(274,713)	$1,077,701

The accompanying notes are an integral part of these interim consolidated financial statements.

TGS International Ltd. Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2019 and 2018 (unaudited)

(In United States dollars)

		For the Nine months ended September 30,
	Note	2019	2018

Cash flows from operating activities
Net loss		$(1,455,077)	$(705,243)

Adjustments to reconcile net loss to net cash used in operating activities:-
Depreciation of property, plant and equipment		35,072	36,224
Loss on disposal of property, plant and equipment		-	1,035
Amortization of right-of-use asset		141,204	-
Net foreign exchange losses		-	(52,917)
Stock compensation expenses	7	122,100	-

Changes in assets and liabilities:-
Other receivables		(145,312)	(26,604)
Prepayments and deposits		(4,970)	19,891
Accrued charges		(146,862)	(84,372)
Other payables		1,044,752	(172,469)
Lease liabilities		(132,152)	-

Net cash used in operating activities		(541,245)	(984,455)

Cash flows from investing activities
Sales proceeds from property, plant and equipment		-	4,097
Acquisition of property, plant and equipment		(420,195)	(105,398)
Deposits for property, plant and equipment		(298,860)	-

Net cash used in investing activities		(719,055)	(101,301)

Cash flows from financing activities
Advances from shareholders		451,907	585,679
Proceeds from issuance of common stock		825,000	-
Proceeds from issuance of convertible bond		128,471	-
Proceeds from new loan-related person		-	510,980
Repayment of loans from related persons	5(a)	(127,563)	-

Net cash provided by financing activities		1,277,815	1,096,659

Net increase in cash and cash equivalents		17,515	10,903
Effect of exchange rate changes on cash and cash equivalents		11,319	17,285
Cash and cash equivalents, beginning of year		98,121	38,943

Cash and cash equivalents, end of year		$126,955	$67,131

Supplemental disclosures:-
Interest paid		$53,895	$32,314
Income tax paid		-	-

Non-cash investing and financial transactions:-
Cancellation of shares		-	3
Capitalization of advances from shareholders	7	$121,133	$8,848,710
Capitalization of loans from related persons	7	289,578	-
Stock compensation expenses	7	122,100	-

The accompanying notes are an integral part of these interim consolidated financial statements.

TGS International Ltd. Notes to Consolidated Financial Statements September 30, 2019 and 2018 (Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN

TGS International Ltd. (“TGS”, “the Company”) was incorporated in the state of Nevada, United States on December 1, 2016. On September 14, 2018, the Company entered into a Share Exchange Agreement with Arcus Mining Holdings Limited (“Arcus”) and Chi Kin Loo, Billion Plus Limited, First Fortune Investment Limited, Great Win Limited and Master Value Holdings Limited (the “Selling Stockholders”), pursuant to which the Selling Stockholders agreed to sell all of their ordinary shares of Arcus to the Company in exchange for an aggregate of 7,000,000 shares of common stock of the Company. Arcus, which was incorporated in the Republic of Seychelles on June 17, 2014, and its subsidiaries are engaged in fluorite mining operations in Mongolia, including the processing and sales of fluorite products. Up to September 30, 2019 and the date of this report, the Company owns three mining rights in Mongolia (Mining license numbers: MV-016819, MV-017305 and MV-009918). During the nine-month period ended September 30, 2019, the Company did not commence regular mining operations due to the limitation of explosive factories trading to the public in Mongolia. Therefore, the Company has alternative arrangements of the manpower used for setting up the infrastructure at the mine sites in preparation for the exploratory work later so as to minimize the impact of insufficient explosives encountered in the period.

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

Basis of Presentation

These accompanying unaudited Consolidated Financial Statements of TGS as of and for the period ended September 30, 2019 have been prepared in accordance with accounting principles generally accepted in United States of America (“U.S. GAAP”) for interim financial statements. Accordingly, the Consolidated Financial Statements do not include all the information and footnotes required by U.S. GAAP for complete annual financial statements. The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading. The balance sheet as of December 31, 2018 has been derived from the Company’s annual financial statements that were audited by an independent registered public accounting firm. These Consolidated Financial Statements should be read in conjunction with the annual financial statements and notes thereto in the Company’s Form 10-K for the year ended December 31, 2018. The results of operations for the nine months ended September 30, 2019 are not necessarily indicative of the results expected for the full year or for any future periods.

Going Concern

These financial statements have been prepared on a going concern basis. The Company has incurred an operating loss of $1,455,077 for the nine months ended September 30, 2019 and as of that date, the Company’s current liabilities exceeded its current assets by $1,595,404 which raises substantial doubt about the Company’s ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Since the Company is currently in the development and trial-production stage, it is still in the capital investing period. The Company’s business forecast indicates that the Company will have positive cash inflow after the commencement of formal production. Management believes the Company will have sufficient working capital to meet its financing requirements based on the financial support of shareholders and upon their experience and their assessment of the Company’s projected performance, production ability and product market. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

TGS International Ltd. Notes to Consolidated Financial Statements September 30, 2019 and 2018 (Unaudited)

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

The Company elected to transition to Accounting Standards Codification (“ASC”) 842 using the option to apply the standard on its effective date, January 1, 2019. The comparative periods presented reflect the former lease accounting guidance and the required comparative disclosures are included in Note 3, Leasing Arrangements. There was not a material cumulative-effect adjustment to the beginning accumulated losses as a result of adopting ASC 842. We have recognized additional right-of-use assets of $369,874 and $229,125 as of January 1, 2019 and September 30, 2019 and lease liabilities of $369,874 and $238,176 as of January 1, 2019 and September 30, 2019, respectively. We elected not to reassess prior conclusions related to the identification, classification and accounting for initial direct costs for leases that commenced prior to January 1, 2019. For additional disclosure and detail, see Note 3, Leasing Arrangements.

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

TGS International Ltd. Notes to Consolidated Financial Statements September 30, 2019 and 2018 (Unaudited)

NOTE 3 – LEASING ARRANGEMENT

The Company leases certain office and warehouse spaces under operating leases in Hong Kong and Mongolia. Operating lease assets and obligations are reflected within right-of-use asset, net, current lease liability, and non-current lease liability, respectively, on the unaudited Consolidated Balance Sheet.

The discount rate implicit within the leases is generally not determinable and therefore the Company determines the discount rate based on its incremental borrowing rate. The incremental borrowing rate for the leases is determined based on lease term and currency in which lease payments are made, adjusted for impacts of collateral. The weighted average discount rate used to measure the operating lease liabilities as of September 30, 2019 was 11%.

Balance Sheet as of September 30, 2019

(In United States dollars)
Assets
Right-of-use assets	229,125

Liabilities
Current portion of operating lease liabilities	193,772
Long-term portion of operating lease liabilities	44,404

Total lease liabilities	238,176

Maturity Analysis of Lease Liabilities:

(In United States dollars)
December 31, 2019	58,726
December 31, 2020	216,761
December 31, 2021	4,209
December 31, 2022	-
December 31, 2023	-
Thereafter	-
Total lease payments, undiscounted	279,696
Less short-term lease payments	(28,811)
Less amount of lease payment representing interest	(12,709)
Total present value of lease payments	238,176
Less: Current portion of operating leases liabilities	(193,772)
Non-current operating leases liabilities	44,404

Lease commitment as of December 31, 2018 were as follows:

(In United States dollars)
December 31, 2019	243,100
December 31, 2020	229,500
December 31, 2021	30,000
December 31, 2022	30,000
December 31, 2023	30,000
Thereafter	30,000
592,600

Other information related to leases is as follows:

September 30, 2019
Total lease liabilities	$238,176
Cash paid for amounts included in the measurement of lease liabilities within operating cash flows	$137,654
Weighted average remaining lease term (years)	1.22
Weighted average discount rate	11%

TGS International Ltd. Notes to Consolidated Financial Statements September 30, 2019 and 2018 (Unaudited)

NOTE 4 — OTHER PAYABLES

(In United States dollars)

	September 30, 2019	December 31, 2018
	(unaudited)

Tax and social insurance payable	$10,639	$9,384
Contract liabilities	421,365	215,359
Temporary receipts	604,971	-
Other payables	244,296	12,424

	$1,281,271	$237,167

NOTE 5 – SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

(a)	Loans from related persons

As of September 30, 2019 and December 31, 2018, loans from related persons included a HK$3 million (equivalent to $382,644) and HK$4 million (equivalent to $510,830) respectively loan borrowed from the wife of one of the shareholders of TGS on May 21, 2018. The loan is unsecured, has no collateral or guarantee and carries interest at a monthly rate of 3.08% for the first month and a monthly rate of 1.08% for the rest of the term. The loan originally was due to be repaid on May 20, 2019, however, on April 24, 2019, the repayment date was extended to May 20, 2020. The Company repaid HK$1 million (equivalent to $127,563) loan on April 24, 2019.

As of December 31, 2018, loans from related persons included a HK$1 million (equivalent to $127,708) loan borrowed from the son of the CFO of TGS on October 6, 2016. The loan is unsecured, has no collateral or guarantee and carries interest at 8% per annum. The loan was fully repaid by issuing new common stock of TGS on May 15, 2019 (see Note 7).

As of December 31, 2018, loans from related persons included HK$1 million (equivalent to$127,708) loans borrowed from the sisters of one of the shareholders of TGS and the ultimate shareholder on October 31, 2016. The loans are unsecured, have no collateral or guarantee and carry interest at 8% per annum. The loans were fully repaid by issuing new common stock of TGS on May 15, 2019 (see Note 7).

(b)	Interest expenses paid to related persons

During the nine-month periods ended September 30, 2019 and 2018, interest expense of HK$366,909 (equivalent to $46,804) and HK$372,564 (equivalent to $47,522), respectively, was paid to related persons.

(c)	Amounts due to shareholders

The Company is currently in the development and trial-production stage, the shareholders advanced $451,907 working capital to meet the financing requirement during the first nine months of 2019. On September 29, 2019, the Company issued 33,096 common stock at a price of $3.66 to settle the amount due to a shareholder of HK$944,832 (equivalent to $121,133). Amounts due to shareholders are unsecured, interest-free and not demand for repayment within 12 months.

(d)	Amount due to a director

As of September 30, 2019 and December 31, 2018, amount due to a director, Tak Shing Eddie Wong, of HK$220,000 (equivalent to $28,061) and HK$576,000 (equivalent to $73,560) respectively. The amount is unsecured, has no collateral or guarantee and is interest-free.

TGS International Ltd. Notes to Consolidated Financial Statements September 30, 2019 and 2018 (Unaudited)

NOTE 6 — NET LOSS PER SHARE

The following table presents the computation of basic and diluted net loss per share for the three and nine months ended September 30, 2019 and 2018:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Net loss per share – basic and diluted
Net loss	$(596,618)	$(34,312)	$(1,455,077)	$(705,243)
Weighted-average number of common stock outstanding – basic and diluted	14,616,755	4,717,787	14,468,536	1,590,401

Net loss per share
Basic and diluted (Note)	$(0.04)	$(0.01)	$(0.10)	$(0.44)

Note: During the three and nine months ended September 30, 2019, the Company had warrants outstanding which could potentially dilute basic loss per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been anti-dilutive due to the net losses.

NOTE 7 — CAPITAL STOCK

In the nine-months period ended September 30, 2019, the Company issued second subscription package (the “Second Subscription Package”) of up to $825,000, consisting of 330,000 common stock and 66,000 warrants exercisable at $3.00 to purchase common stock within three years from the respective issuance dates, to accredited subscribers. The Company also issued to the placement agent 33,000 common stock at a price of $3.70 per common stock for the services rendered (equivalent to $122,100). On May 15, 2019, the Company issued 88,018 common stock at a price of $3.29 per share to settle the loans from related persons of HK$2 million and interest expenses (equivalent to $289,578).

On August 30, 2019, a convertible bond agreement was entered into between the Company, a subsidiary of the Company, Arcus Mining Holdings Limited, and a third party investor. On September 29, 2019, the convertible bond was matured and was settled by issuing 34,722 common stock at a price of $3.70 per share representing loans of HK$1 million and interest expenses of HK$2,083, in total of HK$1,002,083 (equivalent to $128,471).

On September 29, 2019, the Company issued 33,096 common stock at a price of $3.66 per share to settle the amount due to a shareholder of HK$944,832 (equivalent to $121,133).

NOTE 8 — WARRANT EQUITY

On November 21, 2018 (“Issuance Date”), the Company issued a subscription package (the “Subscription Package”) of up to $52,500, consisting of 150,000 common stock and 50,000 warrants exercisable at $1.00 (the “Warrants”) to purchase common stock within three years from the Issuance Date, to accredited subscribers.

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

In the nine-months period ended September 30, 2019, the Company issued Second Subscription Package of up to $825,000, consisting of 330,000 common stock and 66,000 warrants exercisable at $3.00 to purchase common stock within three years from the respective issuance dates, to accredited subscribers.

The two investors in the first private placement, which was completed on November 21, 2018, forfeited their rights to exercise the 25,000 warrant at $1.00 due to their own accord.

The warrants outstanding and fair values at each of the respective valuation dates are summarized below:

Grant date	Warrants Outstanding	Fair Value per Share	Fair Value $
November 2018	50,000	$0.07	$3,490
January 2019	17,000	2.11	35,833
February 2019	10,000	2.11	21,078
March 2019	9,000	2.11	18,970
April 2019	30,000	2.11	63,234
Less: warrants forfeited	(50,000)	(0.07)	(3,490)
As at September 30, 2019	66,000		$139,115

NOTE 9 — SUBSEQUENT EVENTS

Subsequent to the period ended September 30, 2019, there were two convertible bond agreements entered into between the Company, a subsidiary of the Company, Arcus Mining Holdings Limited, and third party investors.

On October 25, 2019, a convertible bond agreement was signed including a HK$2 million loan bearing interest of 2.5% per annum for one month. The convertible bond will be matured on November 27, 2019 with a conversion price of $3.60 per share.

On November 4, 2019, a convertible bond agreement was signed including a HK$1 million loan bearing interest of 2.5% per annum for one month. The convertible bond will be matured on December 3, 2019 with a conversion price of $3.60 per share.

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

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common stock” refer to the common stock in our capital stock.

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

We are a mining company focused on both fluorite mining operations in Mongolia (3 mines in total, Mining license numbers: MV-016819, MV-017305 and MV-009918) and sales of fluorite across Mongolia and China. During 2015 to 2017, we were setting up infrastructure at Mine B and appointed SRK Consulting China Limited for resource exploration for Mine A and Mine B. The trial production at Mine B started in 2018 and has been ongoing since that time.

Due to unexpected internal accidents, the only two explosive factories in Mongolia have been suspended from April until mid-August 2019. Although they have resumed operation then, they are still yet to start their trading activities with the public. We, therefore, have arranged the explosives to be used in infrastructure processes in preparation for the exploratory work later so as to minimize the impact on our work. Thus, there is no output in the third quarter of 2019.

We expect to put hold on the exploratory work at both Mine A and Mine B from late November 2019 to mid-March 2020, the winter break. Our strategic partners, HMMB LLC and Xin Guoji Company Limited, have promised to speed up the exploratory work so as to maximize the outputs before the winter break. Since there is a lack of explosive, we have requested the workers to work on setting up the infrastructure at our mines in preparation for the exploratory work later. Therefore, the related expenses have increased significantly in the third quarter of 2019. Some output is expected in the fourth quarter of 2019.

The strategic cooperation with Yantai Fulin Mining Machinery Co., Ltd regarding the construction of a refinery at Mine B has still been in progress since mid-April 2019 and is on target. We expect to get the construction completed before the winter break. In the meantime, the power supply upgrade at Mine B has been in progress simultaneously so as to support the use of the refinery once it can be put into use.

On August 30, 2019, a convertible bond agreement was entered into between the Company, a subsidiary of the Company, Arcus Mining Holdings Limited, and a third party investor. On September 29, 2019, the convertible bond was matured and was settled by issuing 34,722 common stock at a price of $3.70 representing loans of HK$1 million and interest expenses of HK$2,083, in total of HK$1,002,083 (equivalent to $128,471).

Subsequently, there were two convertible bond agreements entered into between the Company, a subsidiary of the Company, Arcus Mining Holdings Limited, and third party investors. On October 25, 2019, a convertible bond agreement was signed including a HK$2 million loan bearing interest of 2.5% per annum for one month. The convertible bond will be matured on November 27, 2019 with a conversion price of $3.60 per share. On November 4, 2019, a convertible bond agreement was signed including a HK$1 million loan bearing interest of 2.5% per annum for one month. The convertible bond will be matured on December 3, 2019 with a conversion price of $3.60 per share.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2019 and 2018

Sales

In the three and nine months ended September 30, 2019, we did not have sales revenue as our Company did not commence regular mining operations due to the delay in the application of working visas for the Chinese workers in the second quarter of 2019 and the limitation of explosive factories trading to the public in Mongolia in the third quarter of 2019. In the three and nine months ended September 30, 2018, trial production was performed and sales revenue of $434,728 was generated.

Cost of sales

Cost of sales included raw material costs, mining overhead, including depreciation expenses and transportation. Additionally, cost of sales included product packaging cost, the cost of tooling and damages.

Our total cost of sales increased significantly from $278,556 for the first nine months in 2018 to $466,169, for the first nine months of 2019. The percentage of such increase was approximately 67% as a result of more infrastructure processes were carried out in preparation for the exploratory work later and the expansion of fluorspar production line.

For the three months ended September 30, the total cost of sales increased significantly from $141,065 in 2018 to $321,263 in 2019. The result of such increase is similar to the first nine months as discussed above.

Gross loss

Since the delay in the application of working visas for the Chinese workers and insufficient explosives for exploratory works due to the limitation of explosive factories trading to the public in Mongolia was taken place in the first nine months in 2019, no revenue was generated to cover our cost of sales, which resulted in a gross loss. For the first nine months in 2018, trial production was performed and some revenue was generated to cover our cost of sales which resulted gross profit in the period.

Administrative expenses

Administrative expenses include salaries and benefits, consulting, audit, tax, legal, insurance, rent and utilities, and other general operating expenses.

Administrative expenses increased slightly from $885,533 for the first nine months in 2018 to $920,069 for the first nine months in 2019. The percentage of such increase was approximately 4% as a result of commission expenses related to private placement in 2019.

For the three months ended September 30, the total administrative expenses decreased from $354,027 in 2018 to $256,294 in 2019. The result of decrease was due to consultancy fee related to reverse merger in the three months ended September 2018, but no such expenses incurred in the three months ended September 30, 2019.

Other income

Other income decreased significantly from $77,133 for the first nine months in 2018 to $691 for the first nine months in 2019. The percentage of such reduction was approximately 99% as a result of a waiver of consultancy fee in the first nine months in 2018.

For the three months ended September 30, other income decreased from $48,369 in 2018 to $25 in 2019. The result of such decrease is similar to the first nine months as discussed above.

Interest expenses

Interest expenses mainly include related parties loans interest and lease interest.

Interest expenses significantly increased from $53,015 for the first nine months in 2018 to $69,530 for the first nine months in 2019. The increase was approximately 31% as a result of related parties loans of HK$4 million granted in May 2018 and the amount of lease payment representing interest.

For the three months ended September 30, the interest expenses decreased from $22,317 in 2018 to $19,086 in 2019. The percentage of such decrease was approximately 14% as a result of the partial repayment of related parties loans.

Net loss

As a result of the factors described above, we had a net loss of $1,455,077 for the nine months ended September 30, 2019 as compared to $705,243 for the nine months ended September 30, 2018, and a net loss of $596,618 for the three months ended September 30, 2019 as compared to $34,312 for the three months ended September 30, 2018. The net loss for the nine months and three months ended September 30, 2019 is under our management expectation since our mine is still under trial production.

Liquidity and Capital Resources

Cash and cash equivalents are short-term, highly liquid investments with original maturities of three months or less. As of September 30, 2019 and December 31, 2018, the Company’s cash was $126,955 and $98,121, respectively. There were no cash equivalents.

Our liquidity needs include (i) net cash used in operating activities that consists of (a) cash required to fund the mining sites operating activities and continued expansion of our mining sites and (b) our working capital needs, which include advanced payments for several mining supplies and repair and maintenance, payment of our operating expenses; and (ii) net cash used in investing activities that consists of the investments in purchasing new and additional property, plant and equipment for mining sites. To date, we have financed our liquidity needs primarily through advances from shareholders and the proceeds from issuance of common stock.

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

Cash Flows

Net cash used in operating activities

Our net cash used in operating activities decreased to $541,245 for the first nine months of 2019 from $984,455 for the first nine months of 2018. This was mainly due to the net effect of the increase in net loss for the first nine months in 2019 compared to the first nine months in 2018, increase in other receivables of payment in advance to the infrastructure contractor and increase in other payables of temporary receipts regarding to the construction of the refinery during the period.

Net cash used in investing activities

Our net cash used in investing activities increased to $719,055 for the first nine months of 2019 from $101,301 for the first nine months of 2018. This was mainly due to acquisition of property, plant and equipment at mine site.

Net cash provided by financing activities

Our net cash provided by financing activities increased to $1,277,815 for the first nine months of 2019 from $1,096,659 for the first nine months of 2018. This was mainly the result of issuance of common stock and convertible bond in the first nine months of 2019.

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

Except for the convertible bonds, we presently do not have any other arrangements or commitments for additional financing for the expansion of our operations, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with our plan of operations.

Going Concern

The Company incurred an operating loss of $1,455,077 for the nine-month period ended September 30, 2019, and as of that date, the Company’s current liabilities exceeded its current assets by $1,595,404. Notwithstanding the operating loss incurred for the period ended September 30, 2019, the accompanying interim consolidated financial statements have been prepared on a going concern basis. Since the Company is currently in the development and trial-production stage, it is still in the capital investing period. The Company’s business forecast indicates that the Company will have positive cash inflow after the commencement of formal production. Management believes the Company will have sufficient working capital to meet its financing requirements based on the financial support of stockholders and upon their experience and their assessment of the Company’s projected performance, production ability and product market.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting. Management concluded that as of September 30, 2019, our Company’s internal control over financial reporting was effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
(31)	Rule 13a-14 (d)/15d-14(d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer
31.2*	Section 302 Certification by the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification by the Principal Executive Officer
32.2*	Section 906 Certification by the Principal Financial Officer and Principal Accounting Officer
101*	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_________

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TGS International Ltd.

Date: November 8, 2019	By:	/s/ Tak Shing Eddie Wong
Tak Shing Eddie Wong
President, Chief Executive Officer and Chairman of the Board of Directors,
(Principal Executive Officer)

Date: November 8, 2019	By:	/s/ Sai Kit Leung
Sai Kit Leung
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

