Form 10-K
period 2019-12-31
TGS International Ltd.
filed 2020-03-20
CIK 1701859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the average bid and asked price of the registrant’s common stock on June 28, 2019, the last business day of the Company’s second fiscal quarter, was $4,101,839.

As of March 20, 2020, the number of shares outstanding of the registrant’s common stock was 14,858,328.

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

Arcus currently owns three fluorite projects through its subsidiaries. Its official mining licenses in Mongolia are shown below:

Details of Three Fluorite Projects transferred to the Company by Arcus

Mining Project	Fluorite Reserves	Covered Area	License No.	Expiration Date	Current Status
Altan Ovoo (Mine A)	To be explored	39.35 hectares (97.24 acres)	MV-009918	December 29, 2034	In exploration stage. Trial production has been in place since 2019.
Oosmonskogo 1 (Mine B)	To be explored	98.37 hectares (243.08 acres)	MV-016819	April 28, 2041	In exploration stage since 2015. Trial production has been in place since 2018.
Oosmonskogo 2 (Mine C)	To be explored	300.96 hectares (743.69 acres)	MV-017305	April 23, 2043	Ready for exploration.

According to the staged exploration results, there are abundant resources as well as a large potential to expand the resource base of the mines, laying a solid foundation for the sustainable development of the Company.

Arcus strives to create more value through efficiency in mining. The initial expected annual production capacity of fluorite (“CaF2”) for 2020 and 2021 is described below:

Type	Metallurgical Grade		Acid Grade
CaF2 Content	50%	80% to 90%	97%
Estimated Capacity in 2020	30,000 tons	6,000 tons	22,000 tons
Estimated Capacity in 2021	35,000 tons	6,000 tons	12,000 tons
Final Product	Granule	Granule/Powder	Powder

Arcus intends to start producing 97% Acid Grade powder products and further increase the production of the metallurgical grade products in 2020.

Nevertheless, there are several areas where Arcus expects to outperform the market:

•	Abundant fluorite resources for a long-term sustainable business; and

•	Experience in mine construction, mining and marketing of fluorite.

In summary, the Company intends to make full use of Mongolia’s fluorite resource advantages and market under the guidance of our experienced management team.

Arcus Company Background

The founders and the management of Arcus have extensive experience in the mining industry in Africa, China, Russia and Mongolia. Their industrial experience includes exploration, mining and mineral investment. With extensive experience in the manufacture and sale of fluorite and related products, Arcus believes the Company will be able to produce the raw material needed for various high standard industrial products, including the manufacture of acid grade fluorite, metallurgical grade fluorite and more.

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

Mine A is located in Uulbayan soum, Sukhbaatar province, 530 kilometers (“km”) from Ulaanbaatar, the capital of Mongolia. Mine A’s mining license, reference number MV-009918, is valid until December 29, 2034. Mine A covers an area of 39.35 hectares (97.24 acres).

Mine B is located in the Bayan-Ovoo soum, Khentii province, 440 km from Ulaanbaatar. Mine B’s license, reference number MV-016819, is valid until April 28, 2041. Mine B covers an area of 98.37 hectares (243.08 acres).

Mine C is adjacent to Mine B. Mine C’s license, reference number MV-017305, is valid until April 23, 2043. Mine C covers an area of 300.96 hectares (743.69 acres).

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

Arcus’ own geological team will continue to search for other resources through continued exploration in the areas surrounding existing deposits.

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

Future development

The Company is planning to continue with a second round of exploration in Mine A and Mine B and start a first round of exploration in Mine C. The primary objective would be to gain a better understanding of the geological structure to assist in mine planning and to upgrade the identified inferred resource to the indicated resource category.

According to SRK Consulting, the drill holes in Mine A do not provide consistent coverage of all areas. Therefore, another round of exploration would allow a more detailed understanding of the resource allocation and help upgrade much of the inferred resource into the indicated resource category. Full feasibility studies for Mine A and Mine B will be prepared once it’s the right time. These feasibility studies will be conducted by external specialist consultants together with Arcus’ experienced team.

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

Operations

Both Mine A and Mine B were in the exploration stage in 2019. Revenue generated during the year were $101,222 by Mine A and $181,635 by Mine B. We expected to further extend the operation of Mine A and Mine B in the second quarter of 2020.

There are two types of products available from Mine B, metallurgical and acid grade fluorite. Metallurgical grade fluorite is sold mainly to steel manufacturers for use as flux in steel production. Acid grade fluorite which is used to manufacture hydrofluoric acid, a feedstock for many different chemical processes. At the moment, there is only metallurgical grade fluorite available from Mine A.

The Company ran trial productions at Mine A and Mine B in 2019. Below is the summary of revenue for 2019 from the trial productions.

Type of Finished Products	Grade Mined	Quantities (In tons)	Mining Recovery	Average Price (USD)
Metallurgical Fluorite	Concentration 50%	4,418	95%	22.91
Metallurgical Fluorite	Concentration 65%	2,221	95%	81.78

Workflow of Operations

The operation at Mine A and Mine B of the Company involves several steps as shown below:

Mine Preparation

Preparing a mine involves investigation, exploration, evaluation and the construction of necessary infrastructures and utilities facilities, among other tasks.

Both Mine A and Mine B are now equipped with the necessary facilities, but the infrastructure in Mine B is more comprehensive. The basic facilities information of Mine A and Mine B is shown below:

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

Infrastructures

At Mine B, the construction of offices, living quarters and explosive stores has been completed. Of the four shafts built in Mine B, one shaft and the other shaft has been excavated with a 150 meter long and 180 meter long development drive in the fluorite ore respectively. There was no vertical development in 2019. Construction on excavating an underground tunnel to connect the four shafts is completed in 2019.

Mining activities are halted for the winter break, which takes place between January and March every year. Since mining activities are conducted underground, which is more dependent on the weather condition, the winter break for the mining activities is one month longer than the winter break for the production line. We have adopted open-pit mining at Mine A which is different from Mine B. Although mining activities are subject to weather, open-pit mining is more flexible so we decided to suspend the mining activities at Mine A in mid-February instead of late November 2019 as we did with Mine B. Production of both Mine A and Mine B is to be continued after the winter break and is expected to commence in the second quarter of 2020.

Mine A is planned as an open pit mine because the mineralization outcrops on the surface are relatively easy to begin mining. Four temporary offices and storage containers have been set up at Mine A. Since the resource in Mine A is large, management plans to develop Mine A in stages. Mining of the open pit has been commenced in 2019, while the deeper ores will be subjected to further exploration.

Mine A is originally planned to produce fluorite powder. However, in order to cope with our business development, the management decided to put the construction of refinery at Mine A on hold for now. Once it is the suitable time for further expanding our business, the management may resume the plan of the construction of refinery at Mine A.

Mining

A strategic open pit exploration at Mine A has been started in 2019. The refinery operations described below apply only to Mine B but can serve as a general reference regarding the future production of Mine A. Starting from year 2019, we have outsourced the mining activities to subcontractors.

Refining

The Company will not outsource its core fluorite processing to third parties but rather work together with the strategic partners. Major fluorite processing of metallurgical grade fluorite includes gravity separation, which refines the fluorite granules, followed by sorting the granules by sizes in accordance with a customer’s needs.

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

Sales and Marketing

From 2015 throughout 2019, the mines have still been in exploration stage so the Company decided to sell metallurgical grade fluorite within the territory of Mongolia to avoid incurring cross-border freight and transportation. The Company would like to further expand its production in the second quarter of 2020. Some of the ultimate target customers include foreign steel manufacturers.

Customers

The Company intends to develop a pool of customers to reduce its distribution risk. The Company’s targeted customer base is set forth below:

•	Korean steel manufacturers;

•	Chinese steel manufacturers;

•	Other foreign steel manufacturers (e.g., Japanese, Indian, American, etc.);

•	Online sales platforms;

•	Fluorochemical companies, mainly in China due to large demand;

•	Chinese and other foreign aluminum manufacturers.

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

Mine A is located in Uulbayan soum, Sukhbaatar province, 530 kilometers from Ulaanbaatar, the capital of Mongolia. Mine A’s mining license, reference number MV-009918, is valid until December 29, 2034. Mine A covers an area of 39.35 hectares (97.24 acres).

Mine B is located in the Bayan-Ovoo soum, Khentii province, 440 kilometers from Ulaanbaatar. Mine B’s license, reference number MV-016819, is valid until April 28, 2041. Mine B covers an area of 98.37 hectares (243.08 acres).

Mine C is adjacent to Mine B. Mine C’s license, reference number MV-017305, is valid until April 23, 2043. Mine C covers an area of 300.96 hectares (743.69 acres).

Government Approval and Regulation of the Company’s Principal Products or Services

The Mineral Law of Mongolia governs our operations. The Company endeavors to ensure the safe and lawful operation of its facilities in its operations and the distribution of its products and believes it is in compliance in all material respects with applicable laws and regulations.

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

Our business operations may be adversely affected by the recent COVID-19

Due to the current outbreak of novel coronavirus that was first reported from Wuhan, China, on December 31, 2019 and since then, the government of Mongolia officially announced on January 31, 2020 that it will close all ports of entry from and into China with immediate effect until March 2, 2020. However, The Embassy of the PRC in Mongolia further announced on February 19, 2020 that all ports of entry from and into China will be closed until March 30, 2020. We expect that such temporary closures might result in a delay in the resumption of our exploratory work and production in the newly set up refinery at Mine A and Mine B respectively. However, we have started the preparation work for arranging working visas for the Chinese workers in advance and will hire more Mongolian workers in case all ports of entry from and into China are not open before we resume our work at both Mine A and Mine B so as to minimize the effect of the delay.

Taking the recent worldwide outbreak and development of the COVID-19 into account, the management worried the development of 2020 but we have been strictly prudent towards the epidemic. We will keep tracking the measures of different governments, especially the Chinese and Mongolian Government, are going to implement so to determine what the Company will do in order to minimize the negative effect of the COVID-19 on our business. The management will strengthen all necessary measures and make special arrangement so to protect our workers from the COVID-19 after the winter break as well as sticking to our expected performance in 2020.

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

Due to the severe weather in Mongolia during the winter, we have scheduled a regular winter break between January and March for mining activities and processing every year. However, it is possible that severe weather conditions may occur outside their normal range in some years, which would hinder the Company’s mining and production operations and require the extension of the scheduled winter break. Severe weather may also cause a disruption in the Company’s essential utilities. Although the production lines will be roofed to minimize the impact of severe weather and the Company will maintain a backstock of ore to reduce the chances of production suspension from interruptions in mining, there can be no assurance that these measures will be adequate to compensate for the effects of especially severe weather. As a further precaution, we will also maintain a sufficient inventory level in our Baganuur warehouse to secure a continuous supply to customers during the winter, but there can be no assurance that our rail and trucking transportation methods will not be disrupted by weather events.

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

We do not have a majority of independent directors serving on our board of directors. In the absence of a majority of independent directors, our executive officers could establish policies and enter into transactions without independent review and approval thereof. This could present the potential for a conflict of interest between us and our stockholders, generally, and the controlling officers, stockholders or directors. However, we are going to invite different professionals as our independent directors gradually. An independent director was added in April 2019.

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

Similarly, although it has been 80 years since the introduction of insurance in Mongolia, the penetration of insurance is still low and its development is still immature which the insurance industry is still yet to be up to international standard. As a result, we do not have any business liability, disruption, litigation or property insurance coverage for our operations in Mongolia except for insurance on some company owned vehicles. Any uninsured occurrence of loss or damage to property, or litigation or business disruption may result in the incurrence of substantial costs and the diversion of resources, which could have an adverse effect on our operating results.

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

As a public company, we have significant additional requirements for enhanced financial reporting and internal controls. We are required to document and test our internal control procedures in order to satisfy the requirements of SOX 404, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company.

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

We incur increased costs as a result of being a public company.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act, as well as new rules subsequently implemented by the SEC, has required changes in corporate governance practices of public companies. We expect these new rules and regulations to increase our legal, accounting and financial compliance costs and to make certain corporate activities more time-consuming and costly. In addition, we incur additional costs associated with our public company reporting requirements. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate that there is a high probability of additional costs we may incur or the timing of such costs.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently traded on the OTC Pink Sheets under the trading symbol “TGSI”. There is a limited trading market in our securities.

Our transfer agent is VStock Transfer, LLC, 18 Lafayette Place, Woodmere, NY, 11598, telephone: (212) 828-8436, fax: (646) 536-3179.

Holders

As of March 20, 2020, there were 35 holders of record of our common stock and 14,858,328 shares of our common stock were issued and outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

In 2019, the Company issued a subscription package (the “Second Subscription Package”) of up to $825,000, consisting of 330,000 common shares and 66,000 warrants exercisable at $3.00 to purchase common shares within three years from the respective issuance dates, to accredited investors. The Company also issued the placement agent 33,000 common shares at a price of $3.70 per common share for services rendered.

In 2019, there were four convertible bond agreements entered into between the Company, Arcus and third party investors. Three of the bonds matured in 2019 and were settled by issuing 141,782 common shares at a price stated in the respective agreements, representing loans of HK$4 million and interest expenses of HK$8,333, for a total of HK$4,008,333 (equivalent to US$513,888). In November 2019, one convertible bond agreement was signed including a HK$1.5 million (equivalent to US$192,308) loan bearing interest of 5% per annum for six months. The convertible bond will mature on May 25, 2020 with a conversion price of $3.60 per share.

The shares issued in connection with the transactions were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant Section 4(a)(2) of the Securities Act and Regulation S promulgated thereunder.

Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

Purchases of Equity Securities by the Company

We did not purchase any of our shares of common stock or other securities during the fiscal year ended December 31, 2019.

Item 6. Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

General Overview

TGS International Ltd. was established on December 1, 2016 in Nevada, USA. On September 14, 2018, TGS International Ltd. and Arcus entered into a Share Exchange Agreement, dated September 14, 2018, with Chi Kin Loo, Billion Plus Limited, First Fortune Investment Limited, Great Win Limited and Master Value Holdings Limited, pursuant to which the Selling Stockholders agreed to sell all of their ordinary shares of Arcus to the Company in exchange for an aggregate of 7,000,000 shares of common stock of TGS International Ltd.

We are a mining company focused on both fluorite mining operations in Mongolia (3 mines in total, Mining license numbers: MV-016819, MV-017305 and MV-009918) and sales of fluorite across Mongolia and China. During 2015 to 2017, we were setting up infrastructure at Mine B and appointed SRK Consulting China Limited for resource exploration for Mine A and Mine B. The only production at Mine B started in 2018 and has been ongoing since that time.

In 2019, there were a few unpredictable events, including delay in exploratory work at Mine B due to the tightened working visa application procedure by the Mongolian Government, delay in explosives delivery due to the temporary suspension of the only two explosive factories in Mongolia, which have brought about significant postponement of our exploratory work. Therefore, the production forecast for 2019 was not reached. Nonetheless, the management has devoted all their effort to minimize any impact on the Company. For instance, workers were instructed to work on the foundation of the refinery and other on-site infrastructures until the explosives arrived at our mine.

We have suspended the work at Mine B since November 25, 2019 due to the annual winter break and expect to resume our work in early April 2020, depending on the weather and overall situation. All workers working at Mine B were sent home the same day. Right before the winter break, there were 2,221 tons of output from Mine B in the last quarter of 2019.

Although open pit mining is adopted at Mine A, as the weather has become more frigid, we have put the exploratory work at Mine A on hold since mid-February 2020 to make sure the workers are safe and sound. The output in the last quarter of 2019 is 4,418 tons. We would like to take advantage of adopting open pit mining at Mine A so as to resume the exploratory work earlier once the winter break comes to an end and boost the production, presumably in early April 2020.

The construction of the refinery at Mine B was completed in late November 2019. However, the power supply upgrade at Mine B is still in progress and we hope to get it done in early April 2020 to put the refinery into use as early as possible. This is a strategic cooperation with Yantai Fulin Mining Machinery Co., Ltd (“Fulin”) which provided construction funds in advance to the construction and installation of the refinery. We expect that the production and the sales would have a certain increase in 2020 as well as the profits. During 2019, we have upgraded the infrastructures at Mine B as well as building the refinery at Mine B. The cost, therefore, was unavoidably much larger than the last year’s. With the experienced engineers and construction teams provided by Fulin, our strategic partner, we could get the construction of the refinery completed in merely six months. The refinery is basically ready. Once we get the power supply upgrade done in April 2020, the entire refinery could be put into trial in late April or early May 2020.

As what we have known that the operation of the refinery and the production line is straightforward and simple with approximately 3 steps – breaking apart and grinding, flotation separation, and drying out the acid grade fluorite, the end product. We expect to increase manpower to accelerate the exploration at Mine B by the end of the second quarter of 2020 to escalate production. The fluorite with higher grading could be sold to the market directly while the fluorite with lower grading could be used as the raw materials for producing acid grade fluorite. The management are confident in the overall development and sales of the Company.

Mine C is still intact and we have not had any development there because we would like to prioritize and focus the use of our resources for the development of Mine A and Mine B. Once we have sufficient resources, we would start exploring and developing Mine C, for example, getting SRK Consulting China Limited for resource exploration as the first step, to maximize the value of the Company.

There were a total of four convertible bond agreements entered into between the Company, a subsidiary of the Company, Arcus Mining Holdings Limited (“Arcus”), and third party investors during 2019. On August 30 2019, a convertible bond agreement was entered into between the Company, Arcus and a third party investor including a HK$1 million (equivalent to US$128,205) loan bearing interest of 2.5% per annum for one month. The convertible bond matured and was converted into 34,722 shares of the Company’s common stock on September 29, 2019 with a conversion price of $3.70 per share.

On October 25, 2019, a convertible bond agreement was entered into between the Company, Arcus and a third party investor including a HK$2 million (equivalent to US$256,410) loan bearing interest of 2.5% per annum for one month. The convertible bond matured and was converted into 71,373 shares of the Company’s common stock on November 27, 2019 with a conversion price of $3.60 per share.

On November 4, 2019, a convertible bond agreement was entered into between the Company, Arcus and a third party investor including a HK$1 million (equivalent to US$128,205) loan bearing interest of 2.5% per annum for one month. The convertible bond matured and was converted into 35,687 shares of the Company’s common stock on December 3, 2019 with a conversion price of $3.60 per share.

On November 26, 2019, a convertible bond agreement was entered into between the Company, Arcus and a third party investor including a HK$1.5 million (equivalent to US$192,308) loan, bearing interest of 5% per annum for six months. The convertible bond will mature on May 25, 2020 with a conversion price of $3.60 per share.

As of December 31, 2019, a loan of $132,423 was borrowed from an unrelated party. The loan is unsecured, has no collateral or guarantee and carries interest at 11.61% per annum and repayable on December 31, 2029.

Subsequent to the year ended December 31, 2019, there were four convertible bond agreements entered into between the Company, Arcus and third party investors. On January 2, 2020 a convertible bond agreement was signed including a HK$1.5 million (equivalent to US$192,308) loan bearing interest of 2.5% per annum for one month. The convertible bond matured and was converted into 53,236 shares of the Company’s common stock on February 1, 2020 with a conversion price of $3.62 per share.

On January 14, 2020, a convertible bond agreement was signed including a HK$400,000 (equivalent to US$51,282) loan bearing interest of 2.5% per annum for one month. The convertible bond matured and was converted into 14,196 shares of the Company’s common stock on February 13, 2020 with a conversion price of $3.62 per share.

On February 24, 2020, a convertible bond agreement was signed including a HK$200,000 (equivalent to US$25,641) loan bearing interest of 2.5% per annum for one month. The convertible bond will mature on March 25, 2020 with a conversion price of $3.62 per share.

On February 29, 2020, a convertible bond agreement was signed including a HK$500,000 (equivalent to US$64,103) loan bearing interest of 2.5% per annum for one month. The convertible bond will mature on March 30, 2020 with a conversion price of $3.62 per share.

Apart from the exploration and infrastructure work at Mine A and Mine B, the Company might consider further fund raising activities through the capital markets and from stockholders with the aim of speeding up the development of the Company.

Results of Operations

Comparison of Years Ended December 31, 2019 and December 31, 2018

Revenue

Revenue consisted mainly of fluorspar products generated from production at our mines. In 2019, we had total revenue of $282,857, as compared to revenue of $274,238 during 2018. The percentage of such increase was approximately 3% as a result of the increase in average price of metallurgical fluorite.

Commission income

Commission income was recognized when the Company purchased minerals from suppliers and received payments from the customers on selling minerals. The Company has been determined as an agent for the ultimate customers in these transactions and the revenue is recorded net of the related fulfillment costs as commission income. The Company had commission income of $393,566 in 2018 and nil commission income in 2019.

Cost of goods sold

Cost of goods sold included raw material costs. The total cost of goods sold decreased from $10,544 in 2018 to nil in 2019. The significant decrease was mainly due to no raw material costs in 2019.

Exploration cost

Exploration costs are expensed as incurred and included labor and benefits, construction service fee, mining overhead, including food, supplies, utilities and lubricants related to mine exploration. Exploration costs increased significantly from $421,508 in 2018 to $737,248 in 2019. The percentage of such increment was approximately 75% and was mainly due to our focus on the mining infrastructure project resulted in the increase of construction service fee, mining supplies and utilities during the year.

Selling and distribution cost

Selling and distribution costs included transportation and handling costs related to the movement of finished goods from mines to customer designated locations, security fee, royalty and custom tax. Selling and distribution costs increased significantly from $56,697 in 2018 to $105,279 in 2019. The percentage of such increment was approximately 86% and was mainly due to the increase in royalty and custom tax.

Administrative expenses

Administrative expenses included salaries and benefits, consulting, audit, tax, legal, insurance, rent and utilities, and other general operating expenses.

Administrative expenses increased significantly from $1,342,830 in 2018 to $1,645,900 in 2019. The percentage of such increment was approximately 23% and is mainly due to the commission expenses related to subscription package, increase in staff salaries and increase of rental expense by additional staff accommodation in 2019.

Other income

Other income increased significantly from $34,083 in 2018 to $195,576 in 2019. The percentage of such increment was approximately 474% as a result of a waiver of consultancy fee in 2019 and a write back of receipt in advance due to the dissolution of our customer.

Interest expenses

Interest expenses mainly included other loan interest, related party loan interest and bond interest arising from convertible bonds.

Interest expenses decreased from $83,548 in 2018 to $76,824 in 2019. The percentage of such reduction was approximately 8% as a result of the repayment of related party loans of HK$3 million (equivalent to US$382,945), in which HK$2 million (equivalent to US$255,297) was settled by issuance of shares and HK$1 million (equivalent to US$127,648) was settled by cash.

Net loss

As a result of the factors described above, we had a net loss of $2,115,716 for the year ended December 31, 2019 as compared to a net loss of $1,241,452 for the year ended December 31, 2018. The net loss resulted mainly from the decrease in the commission income and increase in cost on mining infrastructure project. This was within our management expectation since our mine is still under trial production and we expect to further increase the productions in 2020.

Liquidity and Capital Resources

Cash and cash equivalents are short-term, highly liquid investments with original maturities of three months or less. As of December 31, 2019 and 2018, the Company’s cash was $106,850 and $98,121, respectively. There were no cash equivalents.

Factors affecting our liquidity include (i) net cash used in operating activities that consists of (a) cash required to fund the mining sites operating activities and continued expansion of our mining sites and (b) our working capital needs, which include advanced payments for several mining supplies and repair and maintenance, payment of our operating expenses; and (ii) net cash used in investing activities that consists of the investments in purchasing new and additional property, plant and equipment for mining sites. To date, we have financed our liquidity needs primarily through advances from stockholders, proceeds from related parties and unrelated party loans, proceeds from issuance of common stock and the proceeds from issuance of convertible bonds.

We expect to continue to make capital expenditures to keep pace with the expansion of the production and scale of operations of our mining sites, which we expect to fund in part with the proceeds from issuance of convertible bonds and other loans in the future. We expect that the proceeds from the above and our existing cash and cash equivalents will be used to fund working capital and for capital expenditures and other general corporate purposes, such as partnering arrangements, or reduction of debt obligations. However, there can be no assurance that we will be able obtain financing, if at all or upon terms that will be acceptable to us.

Cash Flows

As of December 31, 2019, we had $106,850 in cash and cash equivalents, compared to $98,121 on December 31, 2018.

Net cash used in operating activities

Our net cash used in operating activities increased to $1,228,886 in 2019 from $888,079 in 2018. Net cash used in operating activities for the year ended December 31, 2019 primarily reflected our net loss of $2,115,716 and the add-back of non-cash items, mainly consisting of depreciation of property, plant and equipment of $51,898, stock compensation expenses of $122,100, amortization of non-cash interest expenses and bond discount related to convertible bonds of $13,732, exchange difference of $246,346, and deduct of non-cash items, mainly consisting of write back of receipt in advance of $160,542 and waiver of consultancy fee of $34,556, and changes in operating assets and liabilities primarily consisting of an increase in accounts receivable of $60,314, an increase of other receivables of $394,560, an increase of deposits and prepayments of $56,795, decrease in accrued charges of $40,022 and offset by an increase of trade and other payables of $1,196,364 and increase in provision for asset retirement obligations of $3,179.

Net cash used in investing activities

Our net cash used in investing activities increased to $976,818 in 2019 from $38,379 in 2018. This was mainly due to acquisition of property, plant and equipment at mine sites.

Net cash provided by financing activities

Our net cash provided by financing activities increased to $2,216,864 in 2019 from $989,312 in 2018. This was mainly the result of advances from stockholders and directors, proceed from unrelated party loan, issuance of common stock and convertible bonds in 2019.

Future Financings

We anticipate continuing to rely on related party and unrelated party loans, convertible bonds or equity sales of our common stock in order to continue to fund our business operations. We believe this will enable us to meet our cash needs for the next 12 months. Issuances of additional shares will result in dilution to our existing stockholders. Importantly, there is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing (whether from related parties or otherwise) to fund our planned business activities.

Except for the convertible bonds and loans from others, we presently do not have any other arrangements or commitments for additional financing for the expansion of our operations, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with our plan of operations.

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

Going Concern

The Company incurred an operating loss of $2,115,716 for the year ended December 31, 2019, and as of that date, the Company’s current liabilities exceeded its current assets by $1,555,450. Notwithstanding the operating loss incurred for the year ended December 31, 2019 and the net current liabilities as of December 31, 2019, the accompanying consolidated financial statements have been prepared on a going concern basis. Since the Company is currently in the exploration stage, it is still in the capital investing period. The Company’s business forecast indicates that the Company will have positive cash inflow after the commencement of formal production in 2021. Management believes the Company will have sufficient working capital to meet its financing requirements for the next 12 months based on the financial support of certain stockholders, issuance of new convertible bonds, proceeds from unrelated party loans and upon their experience and their assessment of the Company’s projected performance, production ability and product market.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements, together with the report of our independent registered public accounting firm, begin on page 20 of this Annual Report and are incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of TGS International Ltd.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of TGS International Ltd. and subsidiaries (collectively, the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Material Uncertainty related to Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered an operating loss of $2,115,716 for the year ended December 31, 2019, and as of that date, the Company’s current liabilities exceeded its current assets by $1,555,450, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Moore Stephens CPA Limited

Certified Public Accountants

We have served as the Company’s auditor since 2015.

Hong Kong

March 20, 2020

TGS International Ltd. Consolidated Balance Sheets as of December 31, 2019 and December 31, 2018

	Note	December 31, 2019	December 31, 2018

Assets

Current assets
Cash and cash equivalents		$106,850	$98,121
Other receivables		459,846	68,963
Prepayments and deposits		197,995	141,522
Accounts receivable		58,825	-

Total current assets		823,516	308,606

Non-current assets
Property, plant and equipment	3	2,406,368	1,557,622
Intangible assets	4	1,097,362	1,097,362
Right-of-use assets	5	189,456	-

Total assets		$4,516,702	$2,963,590

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable		$9,769	$-
Accrued charges		228,283	301,413
Other payables	7	1,304,355	237,167
Lease liabilities	5	189,456	-
Amount due to a director	14(d)	73,950	73,560
Loans from related persons	14(a)	385,158	766,246
Convertible bond payable, net	8	187,995	-

Total current liabilities		2,378,966	1,378,386

Non-current liabilities
Amounts due to stockholders	14(c)	872,968	398,208
Amount due to a director	14(d)	45,045	-
Other loan	9	132,423	-
Provision for asset retirement obligations	10	33,443	31,383
Provision for exploration asset compensation	11	98,742	102,127

Total liabilities		3,561,587	1,910,104

Commitments		-	-

Stockholders’ equity
Capital Stock
-Preferred stock, $0.0001 par value; 100,000,000 shares authorized, nil issued and outstanding		-	-
-Common stock, $0.0001 par value; 200,000,000 shares authorized, 14,790,896 shares issued and outstanding as of December31, 2019 and 14,165,000 shares issued and outstanding as of December31, 2018	12	1,479	1,417

Additional paid in capital		10,824,927	8,937,243
Accumulated deficit		(9,733,167)	(7,617,451)
Accumulated other comprehensive loss		(138,124)	(267,723)

Total stockholders’ equity		955,115	1,053,486

Total liabilities and stockholders’ equity		$4,516,702	$2,963,590

The accompanying notes are an integral part of these consolidated financial statements.

TGS International Ltd. Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2019 and 2018

		Years ended December 31,
	Note	2019	2018

Revenue	13	$282,857	$274,238
Commission income	13	-	393,566
Cost, expenses and other:
Cost of goods sold		-	(10,554)
Exploration		(737,248)	(421,508)
Selling and distribution		(105,279)	(56,697)
Depreciation of factory equipment		(28,898)	(28,202)
Administrative		(1,645,900)	(1,342,830)

Loss from operations		(2,234,468)	(1,191,987)
Other income		195,576	34,083
Interest expense		(76,824)	(83,548)
Loss before provision for income taxes		(2,115,716)	(1,241,452)

Income taxes	6	-	-
Net loss		(2,115,716)	(1,241,452)
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments		129,599	(39,328)
Comprehensive loss		$(1,986,117)	$(1,280,780)
Net loss per share:	15
Basic and Diluted net loss per share		$(0.15)	$(0.26)

Weighted average number of common shares outstanding:
Basic and diluted		14,532,189	4,736,382

The accompanying notes are an integral part of these consolidated financial statements.

TGS International Ltd. Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2019 and 2018

				Additional		Accumulated other
		Common Stock		Paid-in	Accumulated	comprehensive
	Note	Shares	Amount	Capital	deficit	loss	Total
Balance as of December 31, 2017		791	$791	$(691)	$(6,375,999)	$(228,395)	$(6,604,294)

Issuance of common stock	14(c)	6,999,209	6,999,209	1,849,501	-	-	8,848,710

Adjustment due to the reverse merger	1	7,030,000	(6,998,597)	6,998,597	-	-	-

Cancellation of shares	1	(30,000)	(3)	3	-	-	-

Proceeds from issuance of shares and warrants	12	165,000	17	89,833	-	-	89,850

Net loss		-	-	-	(1,241,452)	-	(1,241,452)

Foreign currency translation adjustments		-	-	-	-	(39,328)	(39,328)

Balance as of December 31, 2018		14,165,000	$1,417	$8,937,243	$(7,617,451)	$(267,723)	$1,053,486

Proceeds from issuance of common stock	12	625,896	62	1,887,684	-	-	1,887,746

Net loss		-	-		(2,115,716)	-	(2,115,716)
Foreign currency translation adjustments		-	-		-	129,599	129,599

Balance as of December 31, 2019		14,790,896	$1,479	$10,824,927	$(9,733,167)	$(138,124)	$955,115

The accompanying notes are an integral part of these consolidated financial statements.

TGS International Ltd. Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018

		Year ended December 31,
	Note	2019	2018

Cash flows from operating activities
Net loss		$(2,115,716)	$(1,241,452)

Adjustments to reconcile net loss to net cash used in operating activities:-
Depreciation of property, plant and equipment	3	51,898	52,149
Loss on disposal of property, plant and equipment		-	1,018
Net foreign exchange losses		246,346	30,369
Stock compensation expenses	12	122,100	37,350
Waiver of consultancy fee		(34,556)	(5,311)
Write back of receipt in advance		(160,542)	-
Amortization of right-of-use asset	5	206,643	-
Amortization of non-cash interest expenses and bond discount related to convertible bonds		13,732	-
Written off of deposit paid		-	10,856
Over-provision of prior year service fee		-	(28,661)

Changes in assets and liabilities:-
Accounts receivable		(60,314)	-
Other receivables		(394,560)	5,551
Prepayments and deposits		(56,795)	6,874
Accrued charges		(40,022)	96,881
Accounts and other payables		1,196,364	142,889
Lease liabilities		(206,643)	-
Provision for asset retirement obligations		3,179	3,408
Net cash used in operating activities		(1,228,886)	(888,079)

Cash flows from investing activities
Proceeds from the sale of property plant and equipment		-	4,026
Acquisition of property, plant and equipment		(976,818)	(42,405)
Net cash used in investing activities		(976,818)	(38,379)

Cash flows from financing activities
Advances from stockholders		517,329	478,958
Net advances from directors		165,392	-
Repayment of loans from related persons		(127,648)	-
Proceed from issuance of common stock		825,000	-
Proceed from new loan – related person		-	510,354
Proceed from new loan – other		131,663	-
Proceed from issuance of convertible bonds		705,128	-
Net cash provided by financing activities		2,216,864	989,312
Net increase in cash and cash equivalents		11,160	62,854
Effect of exchange rate changes on cash and cash equivalents		(2,431)	(3,676)
Cash and cash equivalents, beginning of year		98,121	38,943
Cash and cash equivalents, end of year		$106,850	$98,121

Supplemental disclosures:-
Interest paid		$66,377	$37,851
Income tax paid		$-	$-
Cash paid for amounts included in measurement of lease liabilities		$206,643	$-

Non-cash investing and financing transactions:-
Cancellation of shares		$-	$3
Capitalization of advances from stockholder	14(c)	$-	$8,848,710
Capitalization of advances from a director	14(d)	$121,133	$-
Capitalization of loans from related persons	12	$289,578	$-
Recognition of Beneficial Conversion Feature (“BCF”) discount at inception of convertible bond	8	$16,047	$-
Conversion of convertible bond and accrued interest into common stock	8	$513,888	$-
Stock compensation expenses	12	$122,100	$37,350
Right-of-use assets obtained in exchange for lease obligations		$369,874	$-

The accompanying notes are an integral part of these consolidated financial statements.

TGS International Ltd. Notes to Consolidated Financial Statements December 31, 2019 and 2018

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN

TGS International Ltd. (“TGS”, “the Company”) was incorporated in the state of Nevada, United States on December 1, 2016. On September 14, 2018, the Company entered into a Share Exchange Agreement with Arcus Mining Holdings Limited (“Arcus”) and Chi Kin Loo, Billion Plus Limited, First Fortune Investment Limited, Great Win Limited and Master Value Holdings Limited (the “Selling Stockholders”), pursuant to which the Selling Stockholders agreed to sell all of their ordinary shares of Arcus to the Company in exchange for an aggregate of 7,000,000 shares of common stock of the Company. Arcus, which was incorporated in the Republic of Seychelles on June 17, 2014, and its subsidiaries are engaged in fluorite mining operations in Mongolia, including the processing and sales of fluorite products. Up to December 31, 2019 and the date of this report, the Company owns three mining rights in Mongolia (Mining license numbers: MV-016819, MV-017305 and MV-009918). During the year ended December 31, 2019, the Company did not commence regular mining operations except for a trial production which was conducted in Mine A and Mine B, which are located in Uulbayan soum, Sukhbaatar province (Mining license number: MV-009918) and Bayan-Ovoo soum, Khentii province (Mining license number: MV-016819), respectively.

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

Immediately prior to the Share Exchange, 6,500,000 shares of our outstanding common stock were cancelled and retired. A further 30,000 shares were cancelled after the Share Exchange.

As a result of the transactions described above, the Company became the record and beneficial owner of 100% of the share capital of Arcus and therefore owns 100% of the share capital of its subsidiaries.

As a result of the Share Exchange, the cancellation of 6,530,000 shares and the issuance of 7,000,000 shares, the Company had 14,000,000 shares of common stock issued and outstanding on September 14, 2018.

The transaction is accounted for as a “reverse acquisition”, with Arcus being treated as the accounting acquirer for financial reporting purposes. The historical consolidated financial statements include the operations of the accounting acquirer and its subsidiaries for all periods presented.

Going Concern

The Company incurred an operating loss of $2,115,716 for the year ended December 31, 2019, and as of that date, the Company’s current liabilities exceeded its current assets by $1,555,450. Notwithstanding the operating loss incurred for the year ended December 31, 2019 and the net current liabilities as of December 31, 2019, the accompanying consolidated financial statements have been prepared on a going concern basis. Since the Company is currently in the exploration stage, it is still in the capital investing period. Management has prepared a business cash flow forecast and it indicates that the Company will have positive cash inflow after the commencement of formal production in 2021. Management believes the Company will have sufficient working capital to meet its financing requirements for the next 12 months based on the financial support of certain stockholders, issuance of new convertible bonds, proceeds from unrelated party loans and upon their experience and their assessment of the Company’s projected performance, production ability and product market.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

These consolidated financial statements include the accounts of the Company, TGS, and all of the wholly owned subsidiaries of TGS. All intercompany balances have been eliminated in consolidation.

Use of estimates in the preparation of consolidated financial statements

The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Although these estimates are based on management’s best assessment of the current business environment, actual results may be different from those estimates. The significant estimates and assumptions that affect the consolidated financial statements include, but are not limited to, deferred tax valuation allowances, income-tax uncertainties, assumptions used to determine the incremental borrowing rate to calculate lease liabilities and right-of-use (“ROU”) assets, depreciation and amortization periods, recoverability of long-lived assets including intangible assets, valuation of warrant equity, and valuation and impairment losses on mining rights and valuation of asset retirement obligations and exploration asset compensation.

TGS International Ltd. Notes to Consolidated Financial Statements December 31, 2019 and 2018

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

As of December 31, 2019 and 2018, the Company had credit risk exposure of uninsured cash and deposits with maturities of less than one year in banks of $96,495 and $116,744, respectively.

The net sales to customers representing at least 10% of net total sales are as follows:

	Year ended December 31, 2019
	Amount	%

Customer A	$40,907	15
Customer B	60,314	21
Customer C	181,636	64
	$282,857	100

	Year ended December 31, 2018
	Amount	%

Customer D	$261,159	39
Customer E	393,566	59
	$654,725	98

Accounts receivable

Accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Bad debt expense is included in administrative expenses.

The Company recognizes an allowance for doubtful receivables to ensure accounts and other receivables are not overstated due to uncollectibility. Allowance for doubtful receivables is maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional allowance for individual accounts is recorded when the Company becomes aware of customers’ or other debtors’ inability to meet their financial obligations, such as bankruptcy filings or deterioration in the customer’s or other debtor’s operating results or financial position. If circumstances related to customers or debtors change, estimates of the recoverability of receivables will be further adjusted. Accounts receivable are written off when deemed uncollectible. As of December 31, 2019 and 2018, there were no allowance of accounts receivable.

Cash and cash equivalents

Cash and cash equivalents are short-term, highly liquid investments with original maturities of three months or less. As of December 31, 2019 and 2018, the Company’s cash amounted to $106,850 and $98,121, respectively, and there were no cash equivalents.

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

TGS International Ltd. Notes to Consolidated Financial Statements December 31, 2019 and 2018

Property, plant and equipment

(i)

Property, plant and equipment are stated at cost less accumulated depreciation. Buildings are depreciated on a straight-line basis over 15 to 40 years, representing the shorter of the remaining term of the mining right or the expected useful life to the Company.

(ii)	Other categories of property, plant and equipment are recorded at cost and depreciated to their estimated residual values using the straight-line method over their estimated useful lives, as follows:

•	Leasehold improvements: 5 years or the shorter of the remaining term of the lease
•	Furniture and equipment: 3 to 10 years
•	Motor vehicles: 3 to 10 years
•	Factory equipment: 3 to 10 years
•	Mineral properties: Unit-of-production

(iii)

Normal repairs and maintenance are charged to operating expenses as incurred, while costs incurred that extend the useful life of an asset, improve the safety of our operations, or improve operating efficiency are capitalized.

Impairment of long-lived assets

The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets. An impairment loss is measured and recorded based on discounted estimated future cash flows or upon an estimate of fair value that may be received in an exchange transaction. Future cash flows are estimated based on quantities of recoverable minerals, expected fluorspar prices, production levels and operating costs of production and capital, based upon the projected remaining future fluorspar production from each mining site. Existing proven and probable reserves and value beyond proven and probable reserves, including mineralization that is not part of the measured, indicated or inferred resource base, are included when determining the fair value of mine site reporting units at acquisition and, subsequently, in determining whether the assets are impaired. The term “recoverable minerals” refers to the estimated amount of fluorspar that will be obtained after taking into account losses during processing and treatment. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. The Company’s estimates of future cash flows are based on numerous assumptions and it is possible that actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable minerals, fluorspar prices, production levels and operating costs of production and capital are each subject to significant risks and uncertainties. As of December 31, 2019 and 2018, there was no impairment of long-lived assets.

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

A tax position must be more likely than not of being sustained in order to be recognized in the consolidated financial statements. As of December 31, 2019 and 2018, the Company did not have any uncertain tax positions or accrued interest and penalties related to uncertain tax positions. The Company does not expect to have a material change to its income tax provisions in the next year.

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

TGS International Ltd. Notes to Consolidated Financial Statements December 31, 2019 and 2018

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

See note 13 regarding the Company’s revenue disaggregated by reporting segment.

Provision for exploration asset compensation

The Government of Mongolia issued a policy that requires all mining companies to pay compensation to the Government if the exploration work on their mining license area was funded by the Government. The compensation amount for the exploration work done has been estimated by the Mineral Resources and Petroleum Authority of Mongolia.

The provision for exploration expenditure is calculated as the discounted net present value of estimated future net cash outflows of the reclamation and closure costs.

Cost of goods sold

Cost of goods sold included raw material costs.

Exploration costs

Exploration costs are expensed as incurred. Costs to identify new mineral resources and to evaluate potential resources are considered exploration costs.

Selling and distribution costs

Selling and distribution costs included transportation and handling costs related to the movement of finished goods from mines to customer designated locations, security fee, royalty and custom tax.

TGS International Ltd. Notes to Consolidated Financial Statements December 31, 2019 and 2018

Administrative expenses

Administrative expenses include salaries and benefits, consulting, audit, tax, legal, insurance, rent and utilities, and other general operating expenses.

Shipping and Handling Costs

Shipping and handling costs are expensed as incurred.

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

Basic and Diluted Loss per Share

The Company computes loss per share in accordance with FASB ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common stock equivalents outstanding during the period. Dilutive loss per share excludes all common stock equivalents if their effect is anti-dilutive.

As of December 31, 2019, the Company had warrants and convertible bonds outstanding which could potentially dilute basic loss per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been anti-dilutive due to the net losses.

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

Financial instruments are measured as follows:-

The carrying amounts of cash and cash equivalents, accounts receivable, other receivables, deposits, accounts payable, accrued charges, other payables, loans from related persons, convertible bonds, other loan, amount due to directors and amounts due to stockholders, approximate their fair values due to the short term nature of these instruments.

TGS International Ltd. Notes to Consolidated Financial Statements December 31, 2019 and 2018

Conversion Option – Convertible bonds

The Company accounts for convertible bond in accordance with the guidelines established by ASC 470-20, Debt with Conversion and Other Options. The Company separates the convertible bond into liability and equity components. The Beneficial Conversion Feature ("BCF") of a convertible bond, which is the equity component and recorded as additional paid-in capital, is normally characterized as the convertible portion or feature of certain bonds payable that provide a rate of conversion that is below market value or in-the-money when issued. The Company records a BCF related to the issuance of a convertible bond when issued.

To determine the effective conversion price, the Company first allocates the proceeds received to the convertible instrument, and then uses those allocated proceeds to determine the effective conversion price. The intrinsic value of the conversion option should be measured using the effective conversion price for the convertible instrument on the proceeds allocated to that instrument.

The accounting for a BCF requires that the BCF be recognized by allocating the intrinsic value of the conversion option to additional paid in capital, resulting in a discount to the convertible instrument. This discount should be accreted from the date on which the BCF is first recognized through the earliest conversion date for instruments that do not have a stated redemption date.

The discount is amortized to interest expense over the expected term of the convertible bonds using the effective interest method.

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

Lease

The Company determines if an arrangement is a lease at inception of the contract. Leases are recorded in "Right-of-use ("ROU") assets" and "lease liabilities" in the Company's consolidated balance sheets.

ROU assets represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. For leases in which the rate implicit in the lease is not readily determinable, the Company uses its incremental borrowing rate based on the information available at commencement date for determining the present value of lease payments. Lease term includes the effects of options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for operating lease arrangements is recognized on a straight-line basis over the lease term.

On January 1, 2019, the date of initial application, the Company adopted, “Leases” (Topic 842), using the modified retrospective method. The modified retrospective method provides a method of recognizing those leases which had not expired as of the date of adoption of January 1, 2019. The prior period consolidated financial statements have not been retrospectively adjusted and continues to be reported under Topic 840.

The Company elected the practical expedient permitted under the transition guidance under Topic 842, which amongst other matters, allowed the Company (i) not to apply the recognition requirements to short-term leases (leases with a lease term of 12 months or less), (ii) not to reassess whether any expired or existing contracts are or contain leases, (iii) not to reassess the lease classification for any expired or existing leases, and (iv) not to reassess initial direct costs for any existing leases.

The adoption resulted in the recognition of ROU assets of $369,874 and lease liabilities of $369,874 for operating leases as of January 1, 2019. The adoption had no impact on opening balance of accumulated deficit. Refer to note 5 to the consolidated financial statements for details.

The Company reviews ROU assets for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable.

Recent changes in accounting standards

Pending Adoption as at year end

In June 2016, FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. In November 2018, FASB issued ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses”, which amends the scope and transition requirements of ASU 2016-13. Topic 326 requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. Topic 326 will originally become effective for the Company beginning January 1, 2020, with early adoption permitted, on a modified retrospective approach. As a smaller reporting company, the effective date for the Company has been delayed until fiscal years beginning after December 15, 2022, in accordance with ASU 2019-10, although early adoption is still permitted. This standard is not expected to have a material impact to the Company’s consolidated financial statements after evaluation.

TGS International Ltd. Notes to Consolidated Financial Statements December 31, 2019 and 2018

Recent changes in accounting standards (continued)

Pending Adoption as at year end (continued)

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The objective of ASU 2018-13 is to improve the effectiveness of disclosures in the notes to the financial statements by removing, modifying, and adding certain fair value disclosure requirements to facilitate clear communication of the information required by generally accepted accounting principles. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 with early adoption permitted upon issuance of this ASU. This standard is not expected to have a material impact to the Company’s consolidated financial statements after evaluation.

In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities. This Update states a private company (reporting entity) may elect not to apply VIE guidance to legal entities under common control (including common control leasing arrangements) if both the parent and the legal entity being evaluated for consolidation are not public business entities. This Update also states indirect interests held through related parties in common control arrangements should be considered on a proportional basis for determining whether fees paid to decision makers and service providers are variable interests. This is consistent with how indirect interests held through related parties under common control are considered for determining whether a reporting entity must consolidate a VIE. For the Company, this Update is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. All entities are required to apply the amendments in this Update retrospectively with a cumulative-effect adjustment to retained earnings at the beginning of the earliest period presented. Early adoption is permitted. The adoption of ASU 2018-17 is not expected to have a material impact on the consolidated financial statements of the Company.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this ASU simplify the accounting for income taxes, eliminates certain exceptions to the general principles in Topic 740 and clarifies certain aspects of the current guidance to improve consistent application among reporting entities. ASU 2019-12 is effective for fiscal years beginning after December 15, 2021 and interim periods within annual periods beginning after December 15, 2022, though early adoption is permitted, including adoption in any interim period for which financial statements have not yet been issued. This standard is not expected to have a material impact to the Company’s consolidated financial statements after evaluation.

The Company has implemented all new accounting pronouncements that are in effect and that could impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued, but are not yet effective, that might have a material impact on the consolidated financial statements of the Company.

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment include the following:-

	December 31, 2019	December 31, 2018

Buildings	$159,364	$164,223
Leasehold improvements	120,524	119,887
Furniture, fixture and equipment	66,582	176,883
Motor vehicles	338,320	245,217
Factory equipment	230,290	23,936
Mineral properties	1,375,608	1,276,766

Less: accumulated depreciation	(522,609)	(481,672)
	1,768,079	1,525,240
Construction in progress	638,289	32,382
Total property, plant and equipment	$2,406,368	$1,557,622

Construction in progress is mainly related to a power station under construction and stall cables to be used during the construction of the shaft at the mine sites. During the years ended December 31, 2019 and 2018, depreciation expenses charged to the consolidated statements of operations amounted to $51,898 ($23,000 to administrative expenses and $28,898 to depreciation of factory equipment) and $52,149 ($23,947 to administrative expenses and $28,202 to depreciation of factory equipment), respectively.

TGS International Ltd. Notes to Consolidated Financial Statements December 31, 2019 and 2018

NOTE 4 – INTANGIBLE ASSETS

Intangible assets consist of acquired mining rights.

As of December 31, 2019 and 2018, the Company owned three mining rights in Mongolia.

Cost
At December 31, 2019 and 2018	$1,097,362

Accumulated amortization and impairment loss
At December 31, 2019 and 2018	-

Net book value
At December 31, 2019	$1,097,362

At December 31, 2018	$1,097,362

As of December 31, 2019, future minimum amortization expenses in respect of intangible assets are as follows:

Year ending December 31,

2020	$-
2021	85,330
2022	85,632
2023	91,474
2024	97,377
Thereafter	737,549
$1,097,362

NOTE 5 – LEASING ARRANGEMENT

The Company leases certain office and warehouse spaces under operating leases in Hong Kong and Mongolia. Operating lease assets and obligations are reflected within right-of-use asset, and current lease liability respectively, on the Consolidated Balance Sheet.

The discount rate implicit within the leases is generally not determinable and therefore the Company determines the discount rate based on its incremental borrowing rate. The incremental borrowing rate for the leases is determined based on lease term and currency in which lease payments are made, adjusted for impacts of collateral. The weighted average discount rate used to measure the operating lease liabilities as of December 31, 2019 was 11%.

Balance Sheet as of December 31, 2019

Assets
Right-of-use assets	$189,456

Liabilities
Current portion of operating lease liabilities	$189,456

Total lease liabilities	$189,456

TGS International Ltd. Notes to Consolidated Financial Statements December 31, 2019 and 2018

NOTE 5 – LEASING ARRANGEMENT (CONTINUED)

Maturity Analysis of Lease Liabilities:

December 31, 2020	$217,033
December 31, 2021	4,106
Total lease payments, undiscounted	221,139
Less short-term lease payments	(20,564)
Less amount of lease payment representing interest	(11,119)
Total present value of lease payments	189,456
Less: Current portion of operating leases liabilities	(189,456)
Non-current operating leases liabilities	$-

Lease costs for all operating leases classified under Topic 842 for the year ended December 31, 2019 was $206,643.

Lease cost for all operating leases classified under Topic 840 for the year ended December 31, 2018 was $225,126.

Supplemental cash flow and other information related to leases is as follows:

December 31, 2019
Total lease liabilities	$189,456
Cash payment for amounts included in the measurement of lease liabilities within operating cash flows	$206,643
Weighted average remaining lease term (years)	0.97
Weighted average discount rate	11%

NOTE 6 – INCOME TAXES

The Company is subject to tax on an entity basis on income arising in or derived from the United States of America, Republic of Seychelles, Mongolia, PRC and Hong Kong.

United States Tax

The federal income tax rate in the United States is 21%. The Company is subject to income taxes in the United States of America for each of the years ended December 31, 2019 and 2018.

Seychelles Tax

The statutory tax rate in the Republic of Seychelles is 25% on the first 1 million Seychelles Rupee of taxable income and 33% on the remainder. The Company is subject to income taxes in the Republic of Seychelles for each of the years ended December 31, 2019 and 2018.

Hong Kong Tax

BMHK, AHK and CAHK are subject to Hong Kong profits tax at the rate of 16.5% on the assessable profits. No provision for Hong Kong profits tax has been made as these companies incurred a loss for each of the years ended December 31, 2019 and 2018.

Mongolia Corporate Income Tax

KSS and SHG are registered and operate in Mongolia and are subject to Mongolia Corporate Income Tax at the rate of 10% on taxable income below MNT3 billion, or MNT300 million plus 25% on taxable income exceeding MNT3 billion. No provision for Mongolia corporate income tax has been made as these companies incurred a loss for each of the years ended December 31, 2019 and 2018.

PRC Enterprise Income Tax

BMIM is subject to PRC Enterprise Income Tax at the statutory rate of 25%. No provision for PRC Enterprise Income Tax has been made as this company incurred a loss for each of the years ended December 31, 2019 and 2018.

The Company’s deferred tax assets and liabilities as of December 31, 2019 and 2018 are attributable to the following:

	As of
	December 31, 2019	December 31, 2018

Tax loss carry forwards	$301,091	$287,735
Less: Valuation allowance	(301,091)	(287,735)
	$-	$-

TGS International Ltd. Notes to Consolidated Financial Statements December 31, 2019 and 2018

NOTE 6 – INCOME TAXES (CONTINUED)

Changes in valuation allowance are as follows:

	As of
	December 31, 2019	December 31, 2018

Beginning balance	$287,735	$212,789
Increase in valuation allowance	13,011	66,756
Exchange difference	345	8,190
Ending balance	$301,091	$287,735

As of December 31, 2019 and 2018, the Hong Kong subsidiaries have tax losses arising in Hong Kong of approximately $1,602,522 (2018: $1,592,556) that are available indefinitely for offsetting against its future taxable profits. The PRC subsidiary has tax losses arising in PRC of approximately $146,700 (2018: $99,851) that are available for offsetting against its future taxable profits, which expire between 2022-2024 and between 2022-2023, respectively. The Company had total accumulated tax losses amounting to approximately $1,749,222 and $1,692,407 (the tax effect thereon being approximately $301,091 and $287,735), respectively, subject to the final agreement by the relevant tax authorities, which may be carried forward and applied to reduce future taxable income which is earned in or derived from the jurisdictions in which the tax losses were incurred. Realization of deferred tax assets associated with tax losses carry forwards is dependent upon generating sufficient taxable income prior to their expiration. A full valuation allowance is established against such tax losses at each balance sheet date since management believes it is more likely than not that such tax losses will not be utilized.

A reconciliation of the income tax expense to the amount computed by applying the statutory tax rate of 21% to the loss before income taxes in the consolidated statements of comprehensive income is as follows:-

	December 31, 2019	December 31, 2018

Loss before income taxes	$(2,115,716)	$(1,241,452)

Tax loss at the statutory tax rate of 21%	(444,300)	(260,705)
Effect of different tax rates in other jurisdictions	(12,910)	(9,921)
Non-deductible items	488,717	203,873
Non-taxable items	(44,518)	(3)
Change in valuation allowance	13,011	66,756

Income tax expense	$-	$-

NOTE 7 – OTHER PAYABLES

	As of
	December 31, 2019	December 31, 2018

Tax and social insurance payable	$53,087	$9,384
Contract liabilities	289,786	215,359
Temporary receipts	720,278	-
Other payables	241,204	12,424
	$1,304,355	$237,167

Contract liabilities are consideration received from the customers or billed in advance of providing goods or services promised in the future. The Company defers recognizing this consideration as revenue until it has satisfied the related performance obligation to the customer.

Temporary receipts represented the fund received from Yantai Fulin Mining Machinery Co., Ltd, a strategic partner of the Company, to build a refinery factory in Mongolia.

TGS International Ltd. Notes to Consolidated Financial Statements December 31, 2019 and 2018

NOTE 8 – CONVERTIBLE BONDS

As of December 31, 2019 and 2018, the Company had the following convertible bond outstanding:

	As of
	December 31, 2019		December 31, 2018

	Principal	Accrued Interest	Principal	Accrued Interest
November 2019 HK$1.5 million (equivalent to $192,308) convertible into common shares at $3.60 per share, 5% interest, due May 25, 2020	$192,308	$930	$-	$-
Less: Bond discount	(4,313)	-	-	-
	$187,995	$930	$-	$-

In the year of 2019, four convertible bond agreements were entered into between the Company, Arcus and third party investors. Three of the bonds matured in 2019 and were settled by issuing 141,782 common shares at a price stated in the respective agreements, representing loans of HK$4 million and interest expenses of HK$8,333, for a total of HK$4,008,333 (equivalent to $513,888) (see note 12). In addition, the Company recognized a beneficial conversion feature discount to the bond of $10,705 that is being amortized over the life of the convertible bond using the effective interest method. For the year ended December 31, 2019, the Company amortized $10,705 of the discount and recognized non-cash interest of $1,068 to interest expenses.

On November 26, 2019, a convertible bond agreement was signed including a HK$1.5 million (equivalent to $192,308) loan bearing interest of 5% per annum for six months. The convertible bond will mature on May 25, 2020 with a conversion price of $3.60 per share. In addition, the Company recognized a beneficial conversion feature discount to the bond of $5,342 that is being amortized over a six-month period using the effective interest method. For the year ended December 31, 2019, the Company amortized $1,029 of the discount and recognized non-cash interest of $930 to interest expenses. The unamortized debt discount on the convertible bond as of December 31, 2019 was $4,313.

NOTE 9 – OTHER LOAN

As of December 31, 2019, a loan of $132,423 was borrowed from an unrelated party. The loan is unsecured, has no collateral or guarantee and carries interest at 11.61% per annum and repayable on December 31, 2029.

NOTE 10 – PROVISION FOR ASSET RETIREMENT OBLIGATIONS

The Company’s asset retirement obligations relate to future remediation and decommissioning activities at the three fluorite mines.

At December 31, 2017	$30,696
Additions	3,408
Exchange adjustments	(2,721)

At December 31, 2018	31,383
Additions	6,081
Exchange adjustments	(4,021)

At December 31, 2019	$33,443

NOTE 11 – PROVISION FOR EXPLORATION ASSET COMPENSATION

At December 31, 2017	$111,239
Exchange adjustments	(9,112)

At December 31, 2018	102,127
Exchange adjustments	(3,385)

At December 31, 2019	$98,742

TGS International Ltd. Notes to Consolidated Financial Statements December 31, 2019 and 2018

NOTE 12 – CAPITAL STOCK

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

Immediately prior to the Share Exchange, 6,500,000 shares of the outstanding common stock were cancelled and retired. A further 30,000 shares were cancelled after the Share Exchange.

On November 21, 2018, the Company completed the first subscription package (the “First Subscription Package”) of 150,000 common shares at a price of $0.35 per share with a warrants option to purchase an aggregate of 50,000 common shares. The warrants will be exercisable within three years from the date of the Company receiving fund from investors at an exercise price of $1.00 per common share. The Company also issued to the placement agent 15,000 common shares at a price of $2.49 per common share for the services rendered (equivalent to $37,350).

As a result of the Share Exchange and the First Subscription Package, the cancellation of 6,530,000 shares and the issuance of 7,165,000 shares, the Company had 14,165,000 shares of common stock issued and outstanding as of December 31, 2018.

For the year ended December 31, 2019, the Company issued a second subscription package (the “Second Subscription Package”) of up to $825,000, consisting of 330,000 common shares and 66,000 warrants exercisable at $3.00 to purchase common stock within three years from the respective issuance dates, to accredited investors. The Company also issued to the placement agent 33,000 common shares at a price of $3.70 per common share for the services rendered (equivalent to $122,100).

On May 15, 2019, the Company issued 88,018 common shares at a price of $3.29 per share to settle the loans from related persons of HK$2 million and accrued interest expenses of HK$258,709, for a total of HK$2,258,709 (equivalent to $289,578).

On August 30, 2019, a convertible bond agreement was entered into between the Company, Arcus and a third party investor. On September 29, 2019, the convertible bond matured and was settled by issuing 34,722 common shares at a price of $3.70 per share representing loans of HK$1 million and interest expenses of HK$2,083, for a total of HK$1,002,083 (equivalent to $128,472).

On September 29, 2019, the Company issued 33,096 common shares at a price of $3.66 per share to settle the amount due to a director of HK$944,832 (equivalent to $121,133).

On October 25, 2019, a convertible bond agreement was entered into between the Company, Arcus and a third party investor. On November 27, 2019, the convertible bond matured and was settled by issuing 71,373 common shares at a price of $3.60 per share representing loans of HK$2 million and interest expenses of HK$4,167, for a total of HK$2,004,167 (equivalent to $256,944).

On November 4, 2019, a convertible bond agreement was entered into between the Company, Arcus and a third party investor. On December 3, 2019, the convertible bond matured and was settled by issuing 35,687 common shares at a price of $3.60 per share representing loans of HK$1 million and interest expenses of HK$2,083, for a total of HK$1,002,083 (equivalent to $128,472).

NOTE 13 – REVENUE

	December 31, 2019	December 31, 2018
Disaggregation of revenue:-
Revenue from contract with customers within the scope of ASC 606, types of goods and services
Sales of minerals – point in time	$282,857	$274,238
Commission income – point in time	-	393,566

	$282,857	$667,804

TGS International Ltd. Notes to Consolidated Financial Statements December 31, 2019 and 2018

NOTE 14 – SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

(a)	Loans from related persons

As of December 31, 2019 and December 31, 2018, loans from related persons included HK$3 million (equivalent to $385,158) and HK$4 million (equivalent to $510,830) respectively borrowed from the wife of one of the Company’s stockholders on May 21, 2018. The loan is unsecured, has no collateral or guarantee and carries interest at a monthly rate of 3.08% for the first month and a monthly rate of 1.08% for the rest of the term. The loan originally was due to be repaid on May 20, 2019, however, on April 24, 2019, the repayment date was extended to May 20, 2020. The Company repaid HK$1 million (equivalent to $127,648) loan on April 24, 2019.

As of December 31, 2018, loans from related persons included a HK$1 million (equivalent to $127,708) loan borrowed from the son of the CFO of TGS on October 6, 2016. The loan is unsecured, has no collateral or guarantee and carries interest at 8% per annum. The loan was fully repaid by issuing common stock of TGS on May 15, 2019 (see note 12).

As of December 31, 2018, loans from related persons included HK$1 million (equivalent to$127,708) loans borrowed from the sisters of one of the stockholders of TGS on October 31, 2016. The loans are unsecured, have no collateral or guarantee and carry interest at 8% per annum. The loans were fully repaid by issuing common stock of TGS on May 15, 2019 (see note 12).

(b)	Interest expense paid to related persons

During the years ended December 31, 2019 and 2018, interest expense of HK$462,326 (equivalent to $59,015) and HK$581,264 (equivalent to $74,162), respectively, was paid to related persons.

(c)	Amounts due to stockholders

On August 15, 2018, Arcus allotted and issued 884,871 ordinary shares of Arcus (equivalent to 6,999,209 shares of the Company; each share of Arcus was exchanged for 7.91 shares of the Company’s common stock) at $10 each to repay the debts to Mr. Loo Chi Kin with total amount, HK$69,410,892 (equivalent to $8,848,710), within the group.

As of December 31, 2019 and 2018, amounts due to stockholders, Chi Kin Loo, Kwong Bun Mak, Xianqin Pan and Tak Leung Ho, included $872,968 and $398,208 at December 31, 2019 and December 31, 2018 respectively. The Company is currently in the exploration stage, and the stockholders advanced $517,329 working capital to meet the financing requirement for the year of 2019. Amounts due to stockholders are unsecured, interest-free and there are no fixed terms for repayment. The stockholders have agreed not to demand for repayment within the next 12 months from the balance sheet date.

(d)	Amount due to directors

As of December 31, 2019 and 2018, amount due to a director, Tak Shing Eddie Wong, of HK$576,000 (equivalent to $73,950) and HK$576,000 (equivalent to $73,560) respectively. The amount is unsecured, has no collateral or guarantee and is interest-free. The amount was fully repaid on March 13, 2020 and February 14, 2019, respectively.

During the year, the director, Sai Kit Leung advanced HK$1,295,687 (equivalent to $165,392) to the Company. On September 29, 2019, the Company issued 33,096 common shares at a price of $3.66 to settle the amount due to the director of HK$944,832 (equivalent to $121,133) (see note 12). As of December 31, 2019, there is an amount due to a director of HK$350,855 (equivalent to $45,045). This amount is unsecured, interest-free and there are no fixed terms for repayment. The director has agreed not to demand for repayment within 12 months of the balance sheet date.

NOTE 15 — NET LOSS PER SHARE

Loss per common share is presented under two formats: basic loss per common share and diluted loss per common share. Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period, plus the potentially dilutive impact of common stock equivalents (e.g. stock options, warrants and convertible bonds). Dilutive common stock equivalents consist of the incremental common stock issuable upon exercise of stock options and warrants. The following table sets forth the computation of basic and diluted net loss per share:

	Years Ended
	December 31, 2019	December 31, 2018
Numerator:
Net loss	$(2,115,716)	$(1,241,452)

Denominator:
Weighted-average common stock, basic	14,532,189	4,736,382
Dilutive effect of warrants	–	–
Dilutive effect of convertible bonds	–	–
Incremental dilutive shares	–	–
Weighted-average common stock, diluted	14,532,189	4,736,382
Net loss per share, basic and diluted	$(0.15)	$(0.26)

TGS International Ltd. Notes to Consolidated Financial Statements December 31, 2019 and 2018

NOTE 16 — WARRANT EQUITY

On November 21, 2018 (“Issuance Date”), the Company issued First Subscription Package of up to $52,500, consisting of 150,000 common shares and 50,000 warrants exercisable at $1.00 (the “Warrants”) to purchase common stock within three years from the Issuance Date, to accredited subscribers.

For the year ended December 31, 2019, the Company issued Second Subscription Package of up to $825,000, consisting of 330,000 common shares and 66,000 warrants exercisable at $3.00 to purchase common stock within three years from the respective issuance dates, to accredited subscribers.

The two investors in the First Subscription Package, which was completed on November 21, 2018, forfeited their rights to exercise the 25,000 warrant at $1.00 of their own accord.

The Company determined that these warrants are free standing financial instruments that are legally detachable and separately exercisable from the common stock included in the subscriptions. All of the Company’s outstanding warrants are considered to be indexed to the Company’s own stock and are therefore classified as equity under ASC 480. The warrants, in specified situations, provide for certain compensation remedies to a holder if the Company fails to timely deliver the shares underlying the warrants in accordance with the warrant terms.

As of December 31, 2019, the Company reviewed the valuation technique and inputs used to determine the fair value of the outstanding warrants. The Company engaged an outside valuation company to calculate the fair value of warrants based on the Binominal Option Pricing Model (“Binomial”).

Set out below are the major parameters adopted in the valuation:

Grant date	January 2019	February 2019	March 2019	April 2019
Stock price of the issuer at respective grant dates	$3.50	$3.50	$3.50	$3.50
Risk-free rate	14.01%	14.01%	13.99%	14.27%
Volatility	56.74%	56.74%	55.80%	54.63%
Dividend yield	0.00%	0.00%	0.00%	0.00%

The warrants outstanding and fair values at each of the respective valuation dates are summarized below:

Grant date	Warrants Outstanding	Fair Value per Share	Fair Value $
2018	50,000	$0.07	$3,490
2019	66,000	2.11	139,115
Less: warrants forfeited	(50,000)	(0.07)	(3,490)
As at December 31, 2019	66,000		$139,115

NOTE 17 – SUBSEQUENT EVENTS

Subsequent to the year ended December 31, 2019, there were four convertible bond agreements entered into between the Company, Arcus and third party investors.

On January 2, 2020, a convertible bond agreement was signed including a HK$1.5 million (equivalent to $192,308) loan bearing interest of 2.5% per annum for one month. The convertible bond matured and converted into 53,236 shares of the Company’s common stock on February 1, 2020 with a conversion price of $3.62 per share.

On January 14, 2020, a convertible bond agreement was signed including a HK$400,000 (equivalent to $51,282) loan bearing interest of 2.5% per annum for one month. The convertible bond matured and converted into 14,196 shares of the Company’s common stock on February 13, 2020 with a conversion price of $3.62 per share.

On February 24, 2020, a convertible bond agreement was signed including a HK$200,000 (equivalent to $25,641) loan bearing interest of 2.5% per annum for one month. The convertible bond will mature on March 25, 2020 with a conversion price of $3.62 per share.

On February 29, 2020, a convertible bond agreement was signed including a HK$500,000 (equivalent to $64,103) loan bearing interest of 2.5% per annum for one month. The convertible bond will mature on March 30, 2020 with a conversion price of $3.62 per share.

NOTE 18 – COMPARATIVE AMOUNTS

Certain comparative figures have been reclassified to conform with the current year's presentation and disclosures.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in SEC Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of December 31, 2019.

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

Management has conducted, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of December 31, 2019, our internal control over financial reporting was effective.

(c) Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2019 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Name	Age	Positions

Tak Shing Eddie Wong	56	Chairman of the Board of Directors, Chief Executive Officer and President

Sai Kit Leung	63	Chief Financial Officer and Secretary

Shaowei Deng	31	Director

Ka Yi Poon	28	Director

Mr. Wong, 56, has held numerous senior management positions with various Asian companies in different industries. He is currently the chief executive officer of Peak Strategy Management Co., Ltd., a Hong Kong company providing business general consultancy services. Since March 2014, Mr. Wong has been the chief consultant of Conpak Management Group, a Hong Kong company providing corporate consultancy services, and is responsible for advising on its various projects and overall development. Mr. Wong is also the chief strategy officer of Sinostar Securities Limited, a Hong Kong company offering securities trading services, and is responsible for overseeing its overall business development. Mr. Wong previously served as the chief executive officer of He Zheng Yuan Agriculture Group Limited, a PRC company focusing on agricultural trades and provision of food and beverage, from June 2016 to February 2018 and Mondo Vantaggio Pte. Ltd., a Singaporean company operating luxury multi-brand stores, from October 2014 to June 2016. Between April 2016 and December 2016, he was the chief financial officer of Happy Animation (Shenzhen) Co., Ltd., a PRC company focusing on amination and education related development. Mr. Wong holds a certificate in Hotel Business Program offered by Cartas Bianchi College of Careers. He is also a member of China Academy of Management Science and a qualified Senior Financial Planner certified by the PRC.

Item 10. Directors, Executive Officers and Corporate Governance (continued)

Mr. Leung, 63, has been the chief financial officer of Arcus Mining Holdings Limited since November 2015. Prior to joining Arcus Mining Holdings Limited, Mr. Leung had over 35 years of experience in the banking industry. In August 1975, Mr. Leung joined Nanyang Commercial Bank as a clerk. From March 1991 to August 2015, he served as the head of treasury of Nanyang Commercial Bank, and was responsible for treasury duties including cash and liquidity management, banking facilities arrangement, advising management on the treasury position of the business, short-term and long-term liquidity, preparing cash flow forecasts and performing financial modelling. Mr. Leung holds a Master Degree of Science in Financial Engineering from the City University of Hong Kong.

Mr. Shaowei Deng, age 31, serves as an independent director. He has been working in the financial industry since 2013 and has ample experience in both Hong Kong and PRC. Mr. Deng deals in and advises on securities (Type 1 and Type 4 HKSFC license holder respectively), deals in futures contracts (Type 2 HKSFC license holder) and participates in asset management activity (Type 9 HKSFC license holder). Mr. Deng was an investment manager of Hongta Security Company, a PRC company providing financial consultancy services, from July 2013 to August 2014 and was responsible for assisting in IPO projects. From August 2014 to May 2015, he served as the director of Dongguan Yuefang Trading Company, a PRC company specializing in tea trading, and was responsible for business development, financial management and product development. Mr. Deng has been the chairman of Dongguan Four Eyes Asset Management Limited, a PRC company providing professional wealth management consultancy services, since June 2015. He was responsible for advising high-net-worth clients on asset allocation and investment, as well as designing private equity products. Between December 2017 and June 2018, Mr. Deng was the representative of Orient Securities (Hong Kong) Limited, a Hong Kong company offering securities trading services, and was responsible for handling securities and futures contracts. Mr. Deng has been serving as an executive director of Deyu Family Office, a Hong Kong company providing family office services, since April 2017. He is responsible for building and maintaining relationship with the high-net-worth individual and corporate clients and overseeing its overall business development. He has been a senior manager of Aspenwood Capital Limited, a Hong Kong company offering securities trading services and asset management services, and is responsible for advising on securities trading and asset management. Mr. Deng holds a Master Degree of Science in Real Estate Investment and a Bachelor Degree of Art in Accounting and Finance from Cass Business School in London and Lancaster University in the UK respectively.

Miss Ka Yi Poon, age 28, joined Arcus Mining Holdings Limited in January 2018 and serves as a non-independent director. Prior to joining Arcus Mining Holdings Limited, she was a business development officer of Conpak CPA Limited, a Hong Kong company specializing in providing audit and assurance services, and was responsible for business development from September 2014 to September 2017. Miss Poon holds a Bachelor Degree of Art in Business Administration (Hons) from Hong Kong Shue Yan University.

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

Board and Committee Meetings

Our Board of Directors held no in person meetings during the year ended December 31, 2019. All proceedings of the Board of Directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

For the year ended December 31, 2019, there was no standing nominating committee or committee performing similar functions for our company. Mr. Wong participates in the consideration of director nominees.

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

Section 16(a) of the Securities Exchange Act of 1934

Based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the year ended December 31, 2019, our directors and executive officers complied with Section 16(a) filing requirements applicable to them.

Item 11. Executive Compensation

Executive Officer Compensation

Set forth below is information regarding the compensation paid during the years ended December 31, 2018 and 2019 to our principal executive officer and principal financial officer, who are collectively referred to as “named executive officers” elsewhere in this Annual Report.

Name and Principal Compensation	Year	Salary ($)

Tak Shing Eddie Wong	2019	121,777
Chairman of the Board of Directors, Chief Executive Officer and President	2018	45,265

Sai Kit Leung	2019	Nil
Chief Financial Officer and Secretary	2018	Nil

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

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended December 31, 2019.

Director Compensation

Our directors are reimbursed for expenses incurred by them in connection with attending Board of Directors’ meetings. During the years ended December 31, 2018 and 2019, salary amounting $45,265 and $121,777 was paid to director, Tak Shing Eddie Wong, respectively. During the year ended December 31, 2019, salary amounting $22,517 was paid to director, Ka Yi Poon. No compensation was paid to the other director.

Name and Principal Compensation	Year	Salary ($)

Ka Yi Poon	2019	22,517
	2018	Nil

Shaowei Deng	2019	Nil
	2018	Nil

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

On March 20, 2020, we had 14,858,328 shares of common stock and 66,000 warrants issued and outstanding. The following table sets forth certain information with respect to the beneficial ownership of our securities as of March 20, 2020, for (i) each of our directors and executive officers; (ii) all of our directors and executive officers as a group; and (iii) each person who we know beneficially owns more than 5% of our common stock.

Beneficial ownership data in the table has been calculated based on Commission rules that require us to identify all securities that are exercisable or convertible into shares of our common stock within 60 days of March 20, 2020 and treat the underlying stock as outstanding for the purpose of computing the percentage of ownership of the holder.

Except as indicated below, the stockholders listed possess sole voting and investment power with respect to their shares. Unless otherwise noted, the principal address of each of the stockholders, directors and officers listed below is at Suite 1023, 10/F., Ocean Centre, 5 Canton Rd., Tsim Sha Tsui, Kowloon, Hong Kong.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percent of Class

5% Holders
Chi Kin Loo	7,252,194	48.81%
Talent World Group Limited (1)	7,252,194	48.81%
New Precision Global Limited (1)	7,252,194	48.81%
Kwong Bun Mak	1,570,830	10.57%
Brilliant New Ventures Limited (2)	1,570,830	10.57%
Xianqin Pan	1,676,208	11.28%
Empire Glory International Limited (3)	1,676,208	11.28%
Tak Leung Ho	1,570,830	10.57%
Virtue Success Global Limited (4)	1,570,830	10.57%
Linfa Sun	1,156,344	7.78%
Go Achiever International Limited (5)	1,156,344	7.78%

Directors and Officers:
Tak Shing Eddie Wong	281,007	1.89%
Sai Kit Leung	190,010	1.28%
Ka Yi Poon	5,848	0.04%

Directors and officers as a group (3 Individuals) (6)	476,865	3.21%

_________

(1)	Talent World Group Limited and New Precision Global Limited are controlled by Chi Kin Loo.
(2)	Brilliant New Ventures Limited is controlled by Kwong Bun Mak.
(3)	Empire Glory International Limited is controlled by Xianqin Pan.
(4)	Virtue Success Global Limited is controlled by Tak Leung Ho.
(5)	Go Achiever International Limited is controlled by Linfa Sun.
(6)	Represents common stock held by Tak Shing Eddie Wong, Sai Kit Leung and Ka Yi Poon.

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

As of December 31, 2019 and December 31, 2018, loans from related persons included a HK$3 million (equivalent to US$385,158) and HK$4 million (equivalent to US$510,830) respectively loan borrowed from the wife of one of the Company’s stockholders on May 21, 2018. The loan is unsecured, has no collateral or guarantee and carries interest at a monthly rate of 3.08% for the first month and a monthly rate of 1.08% for the rest of the term. The loan originally was due to be repaid on May 20, 2019, however, on April 24, 2019, the repayment date was extended to May 20, 2020. The Company repaid HK$1 million (equivalent to US$127,648) loan on April 24, 2019.

As of December 31, 2018, loans from related persons included a HK$1 million (equivalent to US$127,708) loan borrowed from the son of the CFO of TGS on October 6, 2016. The loan is unsecured, has no collateral or guarantee and carries interest at 8% per annum. The loan was fully repaid by issuing common stock of TGS on May 15, 2019.

As of December 31, 2018, loans from related persons included HK$1 million (equivalent to US$127,708) loans borrowed from the sisters of one of the stockholders of TGS on October 31, 2016. The loans are unsecured, have no collateral or guarantee and carry interest at 8% per annum. The loans were fully repaid by issuing common stock of TGS on May 15, 2019.

As of December 31, 2019 and 2018, amounts due to stockholders, Chi Kin Loo, Kwong Bun Mak, Xianqin Pan and Tak Leung Ho, included $872,968 and $398,208 at December 31, 2019 and December 31, 2018 respectively. The Company is currently in the exploration stage, and the stockholders advanced $517,329 working capital to meet the financing requirement for the year of 2019. Amounts due to stockholders are unsecured, interest-free and there are no fixed terms for repayment. The stockholders have agreed not to demand for repayment within the next 12 months for the balance sheet date.

As of December 31, 2019 and 2018, amount due to a director, Tak Shing Eddie Wong, of HK$576,000 (equivalent to US$73,950) and HK$576,000 (equivalent to US$73,560) respectively. The amount is unsecured, has no collateral or guarantee and is interest-free. The amount was fully repaid on March 13, 2020 and February 14, 2019, respectively.

During the year, the director, Sai Kit Leung advanced HK$1,295,687 (equivalent to US$165,392) to the Company. On September 29, 2019, the Company issued 33,096 common shares at a price of $3.66 to settle the amount due to the director of HK$944,832 (equivalent to US$121,133). As of December 31, 2019, there is an amount due to a director of HK$350,855 (equivalent to US$45,045). This amount is unsecured, interest-free and there are no fixed terms for repayment. The director has agreed not to demand for repayment within 12 months of the balance sheet date.

Director Independence

We currently have four directors, one of which is independent. We do not have a standing audit, compensation or nominating committee, but our entire board of directors’ acts in such capacities. We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have a standing audit, compensation or nominating committee because we believe that the functions of such committees can be adequately performed by the board of directors. Additionally, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

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

Item 14. Principal Accountant Fees and Services

During the fiscal year ended December 31, 2018, the total fees billed by Moore Stephens CPA Limited for audit-related services was $148,063, for tax services was $0 and for all other services was $0.

During the fiscal year ended December 31, 2019, the total fees billed by Moore Stephens CPA Limited for audit-related services was $124,457, for tax services was $0 and for all other services was $0.

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

___________

*	Filed herewith

(1) Incorporated herein by reference to the current report on Form 8-K filed on September 14, 2018.

(2) Incorporated by reference to our registration statement on Form S-1 filed on April 25, 2017.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TGS International Ltd.

Date: March 20, 2020	By:	/s/ Tak Shing Eddie Wong
Tak Shing Eddie Wong
President, Chief Executive Officer and Chairman of the Board of Directors

Date: March 20, 2020	By:	/s/ Sai Kit Leung
Sai Kit Leung
Chief Financial Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tak Shing Eddie Wong	President, Chief Executive Officer and Chairman of the Board of Directors	March 20, 2020
Tak Shing Eddie Wong	(Principal Executive Officer)

/s/ Sai Kit Leung	Chief Financial Officer and Secretary	March 20, 2020
Sai Kit Leung	(Principal Financial and Accounting Officer)

/s/ Shaowei Deng	Director	March 20, 2020
Shaowei Deng

/s/ Ka Yi Poon	Director	March 20, 2020
Ka Yi Poon

