Form 10-Q
period 2020-03-31
TGS International Ltd.
filed 2020-05-07
CIK 1701859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock	TGSI	OTC Markets – Pink Sheets

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

14,908,812 shares of common stock issued and outstanding as of May 7, 2020.

TGS INTERNATIONAL LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

The accompanying unaudited consolidated interim financial statements are presented in United States Dollars ($) and have been prepared in accordance with accounting principles generally accepted in United States for interim financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and such adjustments of a normal recurring nature.

Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that can be expected for the year ending December 31, 2020.

TGS International Ltd. Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019

	Note	March 31, 2020	December 31, 2019
		(unaudited)
Assets

Current assets
Cash and cash equivalents		$132,440	$106,850
Other receivables		518,339	459,846
Prepayments and deposits		196,988	197,995
Accounts receivable		111,602	58,825

Total current assets		959,369	823,516

Non-current assets
Property, plant and equipment		2,356,794	2,406,368
Intangible assets		1,097,362	1,097,362
Right-of-use assets		142,938	189,456

Total assets		$4,556,463	$4,516,702

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable		$18,591	$9,769
Accrued charges		105,293	228,283
Other payables	3	1,365,908	1,304,355
Lease liabilities		142,938	189,456
Amount due to a director	5(d)	-	73,950
Loan from a related person	5(a)	386,949	385,158
Convertible bond payable, net	4	190,683	187,995
Other loan	6	25,641	-

Total current liabilities		2,236,003	2,378,966

Non-current liabilities
Amounts due to stockholders	5(c)	1,071,613	872,968
Amount due to a director	5(d)	50,736	45,045
Other loan	6	135,765	132,423
Provision for asset retirement obligations		32,921	33,443
Provision for exploration asset compensation		97,199	98,742

Total liabilities		3,624,237	3,561,587

Commitments		-	-

Stockholders’ equity
Capital Stock
-Preferred stock, $0.0001 par value; 100,000,000 shares authorized, nil issued and outstanding		-	-
-Common stock, $0.0001 par value; 200,000,000 shares authorized, 14,883,171 shares issued and outstanding as of March 31, 2020 and 14,790,896 shares issued and outstanding as of December 31, 2019	8	1,488	1,479

Additional paid in capital		11,166,335	10,824,927
Accumulated deficit		(10,159,798)	(9,733,167)
Accumulated other comprehensive loss		(75,799)	(138,124)

Total stockholders’ equity		932,226	955,115

Total liabilities and stockholders’ equity		$4,556,463	$4,516,702

The accompanying notes are an integral part of these consolidated financial statements.

TGS International Ltd. Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended March 31, 2020 and 2019 (unaudited)

		Three months ended March 31,
	Note	2020	2019

Revenue		$53,963	$-
Cost, expenses and other:
Exploration		(53,392)	(5,186)
Selling and distribution		(46,637)	(4,808)
Depreciation of factory equipment		(9,216)	(5,235)
Administrative		(341,530)	(257,657)

Loss from operations		(396,812)	(272,886)
Other income		2	328
Interest expenses		(29,821)	(21,992)
Loss before provision for income taxes		(426,631)	(294,550)

Income taxes		-	-
Net loss		(426,631)	(294,550)
Other comprehensive income, net of tax:
Foreign currency translation adjustments		62,325	8,269
Comprehensive loss		$(364,306)	$(286,281)
Net loss per share:	7
Basic and Diluted net loss per share		$(0.03)	$(0.02)

Weighted average number of common shares outstanding:
Basic and diluted		14,833,407	14,270,611

The accompanying notes are an integral part of these consolidated financial statements.

TGS International Ltd. Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2020 (unaudited)

				Additional		Accumulated other
		Common Stock		Paid-in	Accumulated	comprehensive
	Note	Shares	Amount	Capital	deficit	loss	Total
Balance as of December 31, 2019		14,790,896	$1,479	$10,824,927	$(9,733,167)	$(138,124)	$955,115

Proceeds from issuance of common stock	8	92,275	9	341,408	-	-	341,417

Net loss		-	-	-	(426,631)	-	(426,631)

Foreign currency translation adjustments		-	-	-	-	62,325	62,325

Balance as of March 31, 2020		14,883,171	$1,488	$11,166,335	$(10,159,798)	$(75,799)	$932,226

The accompanying notes are an integral part of these consolidated financial statements.

TGS International Ltd. Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2020 and 2019 (unaudited)

		For the Three months ended March 31,
	Note	2020	2019

Cash flows from operating activities
Net loss		$(426,631)	$(294,550)

Adjustments to reconcile net loss to net cash used in operating activities:-
Depreciation of property, plant and equipment		12,856	9,257
Net foreign exchange losses		136,741	-
Amortization of right-of-use asset		52,074	47,007
Amortization of non-cash interest expenses and bond discount related to convertible bonds		13,190	-
Non-cash interest expenses related to other loans		3,830	-

Changes in assets and liabilities:-
Accounts receivable		(53,963)	-
Other receivables		(61,936)	(17,015)
Prepayments and deposits		173	(564)
Accrued charges		(109,683)	(125,913)
Accounts and other payables		26,877	22,907
Lease liabilities		(52,074)	(42,805)
Net cash used in operating activities		(458,546)	(401,676)

Cash flows from investing activities
Acquisition of property, plant and equipment		(1,373)	(3,300)
Net cash used in investing activities		(1,373)	(3,300)

Cash flows from financing activities
Advances from stockholders		196,737	149,252
Advances from a director		5,469	-
Repayment to a director		(74,114)	-
Proceed from issuance of common stock		-	450,000
Proceed from new loan – other		25,641	-
Proceed from issuance of convertible bonds		333,332	-
Net cash provided by financing activities		487,065	599,252

Net increase in cash and cash equivalents		27,146	194,276
Effect of exchange rate changes on cash and cash equivalents		(1,556)	3,654
Cash and cash equivalents, beginning of year		106,850	98,121
Cash and cash equivalents, end of year		$132,440	$296,051

Supplemental disclosures:-
Interest paid		$12,801	$22,085
Income tax paid		$-	$-
Cash paid for amounts included in measurement of lease liabilities		$52,074	$51,566

Non-cash investing and financing transactions:-
Conversion of convertible bond and accrued interest into common stock	4	$334,027	$-
Recognition of Beneficial Conversion Feature (“BCF”) discount at inception of convertible bonds	4	$7,390	$-

The accompanying notes are an integral part of these consolidated financial statements.

TGS International Ltd. Notes to Consolidated Financial Statements March 31, 2020 and 2019 (Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND GOING CONCERN

TGS International Ltd. (“TGS”, “the Company”) was incorporated in the state of Nevada, United States on December 1, 2016. On September 14, 2018, the Company entered into a Share Exchange Agreement with Arcus Mining Holdings Limited (“Arcus”) and Chi Kin Loo, Billion Plus Limited, First Fortune Investment Limited, Great Win Limited and Master Value Holdings Limited (the “Selling Stockholders”), pursuant to which the Selling Stockholders agreed to sell all of their ordinary shares of Arcus to the Company in exchange for an aggregate of 7,000,000 shares of common stock of the Company. Arcus, which was incorporated in the Republic of Seychelles on June 17, 2014, and its subsidiaries are engaged in fluorite mining operations in Mongolia, including the processing and sales of fluorite products. Up to March 31, 2020 and the date of this report, the Company owns three mining rights in Mongolia (Mining license numbers: MV-016819, MV-017305 and MV-009918). During the three months ended March 31, 2020, the Company has adopted open-pit mining at Mine A which is located in Uulbayansoum, Sukhbaatar province (Mining license number: MV-009918) until mid-February 2020. Due to COVID-19, the Mongolian Government has closed all ports of entry from and into China until May 31, 2020. The Company expects the work at both Mine A and Mine B to entirely resume by the third quarter of 2020 the earliest.

Basis of Presentation

These accompanying unaudited Consolidated Financial Statements of TGS as of and for the three months ended March 31, 2020 have been prepared in accordance with accounting principles generally accepted in United States of America (“U.S. GAAP”) for interim financial statements. Accordingly, the Consolidated Financial Statements do not include all the information and footnotes required by U.S. GAAP for complete annual financial statements. The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading. The balance sheet as of December 31, 2019 has been derived from the Company’s annual financial statements that were audited by an independent registered public accounting firm. These Consolidated Financial Statements should be read in conjunction with the annual financial statements and notes thereto in the Company’s Form 10-K for the year ended December 31, 2019. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results expected for the full year or for any future periods.

Going Concern

The Company incurred an operating loss of $426,631 for the three months ended March 31, 2020, and as of that date, the Company’s current liabilities exceeded its current assets by $1,276,634. Notwithstanding the operating loss incurred for the three months ended March 31, 2020 and the net current liabilities as of March 31, 2020, the accompanying consolidated financial statements have been prepared on a going concern basis. Since the Company is currently in the exploration stage, it is still in the capital investing period. Management has prepared a business cash flow forecast and it indicates that the Company will have positive cash inflow after the commencement of formal production in 2021. Management believes the Company will have sufficient working capital to meet its financing requirements for the next 12 months based on the financial support of certain stockholders, issuance of new convertible bonds, proceeds from unrelated parties loans and upon their experience and their assessment of the Company’s projected performance, production ability and product market.

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

TGS International Ltd. Notes to Consolidated Financial Statements March 31, 2020 and 2019 (Unaudited)

NOTE 3 – OTHER PAYABLES

	March 31, 2020	December 31, 2019
	(unaudited)

Tax and social insurance payable	$97,276	$53,087
Contract liabilities	289,190	289,786
Temporary receipts	750,720	720,278
Other payables	228,722	241,204
	$1,365,908	$1,304,355

NOTE 4 – CONVERTIBLE BONDS

As of March 31, 2020 and December 31, 2019, the Company had the following convertible bond outstanding:

	As of
	March 31, 2020		December 31, 2019
	(unaudited)
	Principal	Accrued Interest	Principal	Accrued Interest
November 2019 HK$1.5 million (equivalent to $192,308) convertible into common shares at $3.60 per share, 5% interest, due May 25, 2020	$192,308	$3,347	$192,308	$930
Less: Bond discount	(1,625)	-	(4,313)	-
	$190,683	$3,347	$187,995	$930

On November 26, 2019, a convertible bond agreement was signed including a HK$1.5 million (equivalent to $192,308) loan bearing interest of 5% per annum for six months. The convertible bond will mature on May 25, 2020 with a conversion price of $3.60 per share. In addition, the Company recognized a beneficial conversion feature discount to the bond of $5,342 that is being amortized over a six-month period using the effective interest method. For the three months ended March 31, 2020, the Company amortized $2,688 of the discount and recognized non-cash interest of $2,417 to interest expenses. The unamortized debt discount on the convertible bond as of March 31, 2020 was $1,625.

For the three months ended March 31, 2020, four new convertible bond agreements were entered into between the Company, Arcus and third party investors. All of them matured during the three months ended March 31, 2020 and were settled by issuing 92,275 common shares at a price stated in the respective agreements, representing loans of HK$2.6 million and interest expenses of HK$5,521, for a total of HK$2,605,521 (equivalent to $334,027) (see note 8). In addition, the Company recognized a beneficial conversion feature discount to the bond of $7,390 that is being amortized over the life of the convertible bond using the effective interest method. For the three months ended March 31, 2020, the Company amortized $7,390 of the discount and recognized non-cash interest of $695 to interest expenses.

TGS International Ltd. Notes to Consolidated Financial Statements March 31, 2020 and 2019 (Unaudited)

NOTE 5 – SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

(a)	Loan from a related person

As of March 31, 2020 and December 31, 2019, loan from a related person included HK$3 million (equivalent to $386,949 and $385,158 respectively) borrowed from the wife of one of the Company’s stockholders on May 21, 2018. The loan is unsecured, has no collateral or guarantee and carries interest at a monthly rate of 3.08% for the first month and a monthly rate of 1.08% for the rest of the term. The loan originally was due to be repaid on May 20, 2019, however, on April 24, 2019, the repayment date was extended to May 20, 2020. Subsequent to the three months ended March 31, 2020, on April 28, 2020, the repayment date was extended to May 20, 2021.

(b)	Interest expense paid to related persons

During the three months ended March 31, 2020 and 2019, interest expense of HK$97,500 (equivalent to $12,545) and HK$172,607 (equivalent to $21,992), respectively, was paid to related persons.

(c)	Amounts due to stockholders

As of March 31, 2020 and December 31, 2019, amounts due to stockholders, Chi Kin Loo, Kwong Bun Mak, Xianqin Pan and Tak Leung Ho, included $1,071,613 and $872,968 respectively. The Company is currently in the exploration stage, and the stockholders advanced $196,737 working capital to meet the financing requirement for the three months ended March 31, 2020. Amounts due to stockholders are unsecured, interest-free and there are no fixed terms for repayment. The stockholders have agreed not to demand for repayment within the next 12 months from the balance sheet date.

(d)	Amount due to directors

As of December 31, 2019, amount due to a director, Tak Shing Eddie Wong, of HK$576,000 (equivalent to $73,950). The amount was unsecured, had no collateral or guarantee and was interest-free. The amount was fully repaid on March 13, 2020.

As of March 31, 2020 and December 31, 2019, amount due to a director, Sai Kit Leung, was HK$393,355 (equivalent to $50,736) and HK$350,855 (equivalent to $45,045) respectively. The amount is unsecured, has no collateral or guarantee, interest-free and there are no fixed terms for repayment. The director has agreed not to demand for repayment within the next 12 months from the balance sheet date.

NOTE 6 – OTHER LOAN

As of March 31, 2020, a loan of HK$200,000 (equivalent to $25,641) was borrowed from an unrelated party. The loan is unsecured, has no collateral or guarantee and carries interest at 10% per annum and repayable on December 23, 2020.

As of March 31, 2020 and December 31, 2019, a loan of $135,765 and $132,423 respectively was borrowed from an unrelated party. The loan is unsecured, has no collateral or guarantee and carries interest at 11.61% per annum and repayable on December 31, 2029.

NOTE 7 – NET LOSS PER SHARE

The following table presents the computation of basic and diluted net loss per share for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
	2020	2019

Net loss per share - basic and diluted
Net loss	$(426,631)	$(294,550)
Weighted-average number of common shares outstanding – basic and diluted	14,833,407	14,270,611

Net loss per share:
Basic and diluted (Note)	$(0.03)	$(0.02)

Note: During the three months ended March 31, 2020 and 2019, the Company had warrants outstanding which could potentially dilute basic loss per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been anti-dilutive due to the net losses.

TGS International Ltd. Notes to Consolidated Financial Statements March 31, 2020 and 2019 (Unaudited)

NOTE 8 – CAPITAL STOCK

On January 2, 2020, a convertible bond agreement was entered into between the Company, Arcus and a third party investor. On February 1, 2020, the convertible bond matured and was settled by issuing 53,236 common shares at a price of $3.62 per share representing loans of HK$1.5 million and interest expenses of HK$3,185, for a total of HK$1,503,185 (equivalent to $192,708). In addition, the Company recognized a beneficial conversion feature discount to the bond of $4,265 that is being amortized over the life of the convertible bond using the effective interest method.

On January 14, 2020, a convertible bond agreement was entered into between the Company, Arcus and a third party investor. On February 13, 2020, the convertible bond matured and was settled by issuing 14,196 common shares at a price of $3.62 per share representing loans of HK$400,000 and interest expenses of HK$849, for a total of HK$400,849 (equivalent to $51,389). In addition, the Company recognized a beneficial conversion feature discount to the bond of $1,136 that is being amortized over the life of the convertible bond using the effective interest method.

On February 24, 2020, a convertible bond agreement was entered into between the Company, Arcus and a third party investor. On March 25, 2020, the convertible bond matured and was settled by issuing 7,098 common shares at a price of $3.62 per share representing loans of HK$200,000 and interest expenses of HK$425, for a total of HK$200,425 (equivalent to $25,695). In addition, the Company recognized a beneficial conversion feature discount to the bond of $568 that is being amortized over the life of the convertible bond using the effective interest method.

On February 29, 2020, a convertible bond agreement was entered into between the Company, Arcus and a third party investor. On March 30, 2020, the convertible bond matured and was settled by issuing 17,745 common shares at a price of $3.62 per share representing loans of HK$500,000 and interest expenses of HK$1,062, for a total of HK$501,062 (equivalent to $64,235). In addition, the Company recognized a beneficial conversion feature discount to the bond of $1,421 that is being amortized over the life of the convertible bond using the effective interest method.

NOTE 9 – WARRANT EQUITY

In 2018, the Company issued First Subscription Package of up to $52,500, consisting of 150,000 common shares and 50,000 warrants exercisable at $1.00 (the “Warrants”) to purchase common stock within three years from the respective issuance date, November 21, 2018, to accredited subscribers.

In 2019, the Company issued Second Subscription Package of up to $825,000, consisting of 330,000 common shares and 66,000 warrants exercisable at $3.00 to purchase common stock within three years from the respective issuance dates, to accredited subscribers.

The two investors in the First Subscription Package, which was completed on November 21, 2018, forfeited their rights to exercise the total of 50,000 warrant at $1.00 of their own accord.

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

The warrants outstanding and fair values at each of the respective valuation dates are summarized below:

Grant date	Warrants Outstanding	Fair Value per Share	Fair Value $
2018	50,000	$0.07	$3,490
2019	66,000	2.11	139,115
Less: warrants forfeited	(50,000)	(0.07)	(3,490)
As at December 31, 2019 and March 31, 2020	66,000		$139,115

TGS International Ltd. Notes to Consolidated Financial Statements March 31, 2020 and 2019 (Unaudited)

NOTE 10 – SUBSEQUENT EVENTS

1.

Subsequent to the three months ended March 31, 2020, on April 20, 2020, the Company issued 25,641 common shares at a price of $4.00 per share to settle the amount due to a stockholder of HK$800,000 (equivalent to $102,564).

2.

The Company is supposed to resume the exploratory and construction work at the mine sites in the second quarter of 2020. However, the global COVID-19 outbreak has resulted in delays in the resumption of the exploratory work and reduction of trial production since the Chinese workers cannot enter Mongolia until May 31, 2020. Therefore, the Company expects the work at both Mine A and Mine B to entirely resume by the third quarter of 2020 the earliest. These developments are expected to result in lower sales, compared to the Company’s business cash flow forecast prepared. Given that the Chinese workers will be allowed to enter Mongolia immediately after May 31, 2020, they will subject to a 21-day quarantine which each worker has to pay a fee per day for the whole quarantine period. This would be an additional cost, including the time and finances to the Company. Due to the extreme weather in Mongolia, the Company may only have a few months to work before the next winter break provided that the Mongolian Government does not further delay the open-up of the borders by May 31, 2020. This would significantly reduce the trial production output, and impact on sales. There may be further uncertainties, given the global economy may be entering a tough period. In view of such situation, the Company expects a negative impact on its operating results. However, the related financial impact and duration cannot be reasonably estimated at this time.

NOTE 11 – COMPARATIVE AMOUNTS

Certain comparative figures have been reclassified to conform with the current period's presentation and disclosures.

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

Our unaudited financial statements are stated in United States Dollars ($) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes to the consolidated financial statements included elsewhere in this Form 10-Q. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

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

We are a mining company focused on both fluorite mining operations in Mongolia (3 mines in total, Mining license numbers: MV-016819, MV-017305 and MV-009918) and sales of fluorite across Mongolia and China. During 2015 to 2017, we were setting up infrastructure at Mine B and appointed SRK Consulting China Limited for resource exploration for Mine A and Mine B. The trial production at Mine A and Mine B started in 2019 and 2018 respectively and have been ongoing since that time.

Up till the first quarter of 2020, the COVID-19 situation shows no sign of improvement globally. The management is concerned about the overall development of the pandemic in 2020 and believes COVID-19 would possibly hinder our business and operations. Since then, we have been strictly prudent towards the pandemic but we are now not too optimistic about how devastating the situation could be. Currently, the Mongolian Government has closed all ports of entry from and into China and announced to further extend the measures until May 31, 2020, as per a meeting of the Mongolian Government conducted on April 28, 2020. Once the borders open again, we endeavor to do our best and cope with the Mongolian Government’s measures; our Chinese workers are currently on standby and ready to work whenever the measures are lifted. Other resources to our mine sites are also prepped and ready to be flown to Mongolia in order to buy back lost time and minimize the negative impact on our operations and trial production.

Staff safety is always our priority. We make sure precautionary measures are in place, for instance, providing sanitizing alcohol and masks at the mine sites, as well as strengthening the ventilating systems. This would be implemented before the workers resume work.

Due to COVID-19, we are not able to stick to our work schedule. At present, we expect our work at both Mine A and Mine B to entirely resume by the third quarter of 2020 the earliest. There are currently some Mongolian workers at both mine sites, they have been instructed to focus on the foundation of the refinery and other on-site back infrastructures before trial production commences.

The construction of the refinery at Mine B was completed in late November 2019 while the power supply upgrade at Mine B is still in progress. Once we get the power supply upgraded in the early third quarter of 2020, the entire refinery could be put into trial as soon as it is ready. Most of the fluorite factories are still suspended due to COVID-19; one positive is the price of acid grade fluorite has been increasing in the first quarter of 2020, which the management is still prudently confident in the sales in 2020.

Mine C will still be intact in 2020 because we would like to prioritize and focus the use of our resources for the development of Mine A and Mine B. Once we have sufficient resources, we would start exploring and developing Mine C to maximize the value of the Company.

Subsequent to the three months ended March 31, 2020, on April 20, 2020, the Company issued 25,641 common shares at a price of $4.00 per share to settle the amount due to a stockholder of HK$800,000 (equivalent to $102,564).

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

Revenue

Revenue consisted mainly of fluorspar products generated from production at Mine A. For the three months ended March 31, 2020, we had a total revenue of $53,963, as compared to nil revenue in the three months ended March 31, 2019. The increase was due to the adoption of open-pit mining at Mine A in the first three months ended March 31, 2020. Although mining activities are subject to weather, open-pit mining is more flexible so we decided to suspend the mining activities at Mine A in mid-February 2020.

Exploration cost

Exploration costs are expensed as incurred and included labor and benefits, construction service fee, mining overhead, including food, supplies, utilities and lubricants related to mine exploration. Exploration costs increased significantly from $5,186 for the first three months in 2019 to $53,392 for the first three months in 2020. The increment was approximately 9 times and was mainly because we still had operating activities in Mine A for the first three months in 2020, while we halted operating activities for the first three months in 2019 due to winter break.

Selling and distribution cost

Selling and distribution costs included transportation and handling costs related to the movement of finished goods from mines to customer designated locations, security fee, royalty and custom tax. Selling and distribution costs increased significantly from $4,808 for the first three months in 2019 to $46,637 for the first three months in 2020. The increment was approximately 9 times and was mainly due to the increase in security fee and royalty tax paid to the Mongolian Government.

Administrative expenses

Administrative expenses included salaries and benefits, consulting, audit, tax, legal, insurance, rent and utilities, net foreign exchange losses and other general operating expenses.

Administrative expenses increased from $257,657 for the first three months in 2019 to $341,530 for the first three months in 2020. The percentage of such increase was approximately 33% and was mainly due to the net effect of increase in net foreign exchange losses and decrease in commission expenses related to subscription package, entertainment and travelling expenses.

Other income

Other income decreased significantly from $328 for the first three months in 2019 to $2 for the first three months in 2020. The percentage of such reduction was approximately 99% as a result of a compensation received in the first three months in 2019, but nil in the first three months in 2020.

Interest expenses

Interest expenses mainly included other loan interest, related party loan interest and bond interest arising from convertible bonds.

Interest expenses increased from $21,992 for the first three months in 2019 to $29,821 for the first three months in 2020. The percentage of such increment was approximately 36% as a result of amortization of non-cash interest expenses and bond discount related to the convertible bonds for the first three months in 2020, net off by the decrease in the interest expenses of related parties loans result of the repayment of related party loans of HK$3 million in 2019.

Net loss

As a result of the factors described above, we had a net loss of $426,631 for the three months ended March 31, 2020 as compared to a net loss of $294,550 for the three months ended March 31, 2019. Although we had revenue in the first three months in 2020, the net loss resulted mainly from the increase in exploration cost, selling and distribution cost and net foreign exchange losses.

Liquidity and Capital Resources

Cash and cash equivalents are short-term, highly liquid investments with original maturities of three months or less. As of March 31, 2020 and December 31, 2019, the Company’s cash was $132,440 and $106,850, respectively. There were no cash equivalents.

Factors affecting our liquidity include (i) net cash used in operating activities that consists of (a) cash required to fund the mining sites operating activities and continued expansion of our mining sites and (b) our working capital needs, which include advanced payments for several mining supplies and repair and maintenance, payment of our operating expenses; and (ii) net cash used in investing activities that consists of the investments in purchasing new and additional property, plant and equipment for mining sites. To date, we have financed our liquidity needs primarily through advances from stockholders, proceeds from related parties and unrelated parties loans, proceeds from issuance of common stock and the proceeds from issuance of convertible bonds.

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

Cash Flows

As of March 31, 2020, we had $132,440 in cash and cash equivalents, compared to $106,850 on December 31, 2019.

Net cash used in operating activities

Our net cash used in operating activities increased to $458,546 for the first three months of 2020 from $401,676 for the first three months of 2019. Net cash used in operating activities for the first three months of 2020 primarily reflected our net loss of $426,631 and the add-back of non-cash items, mainly consisting of depreciation of property, plant and equipment of $12,856, amortization of non-cash interest expenses and bond discount related to convertible bonds of $13,190, non-cash interest expenses related to other loans of $3,830, exchange difference of $136,741, and changes in operating assets and liabilities primarily consisting of an increase in accounts receivable of $53,963, an increase of other receivables of $61,936, a decrease in accrued charges of $109,683, and offset by a decrease of deposits and prepayments of $173 and an increase of trade and other payables of $26,877.

Net cash used in investing activities

Our net cash used in investing activities decreased to $1,373 for the first three months of 2020 from $3,300 for the first three months of 2019. This was represented by acquisition of property, plant and equipment at mine sites.

Net cash provided by financing activities

Our net cash provided by financing activities decreased to $487,065 for the first three months of 2020 from $599,252 for the first three months of 2019. This was mainly the net result of settlement of amount due to a director of $74,114, no issuance of common stock and an increase in advances from stockholders of $196,737, proceeds from other loan and issuance of convertible bonds of $25,641 and $333,332 respectively in the first three months of 2020.

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

Except for the convertible bonds and other loans, we presently do not have any other arrangements or commitments for additional financing for the expansion of our operations, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with our plan of operations.

Going Concern

The Company incurred an operating loss of $426,631 for the three months ended March 31, 2020, and as of that date, the Company’s current liabilities exceeded its current assets by $1,276,634. Notwithstanding the operating loss incurred for the three months ended March 31, 2020 and the net current liabilities as of March 31, 2020, the accompanying consolidated financial statements have been prepared on a going concern basis. Since the Company is currently in the exploration stage, it is still in the capital investing period. Management has prepared a business cash flow forecast and it indicates that the Company will have positive cash inflow after the commencement of formal production in 2021. Management believes the Company will have sufficient working capital to meet its financing requirements for the next 12 months based on the financial support of certain stockholders, issuance of new convertible bonds, proceeds from unrelated parties loans and upon their experience and their assessment of the Company’s projected performance, production ability and product market.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the quarter ended March 31, 2020 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting. Management concluded that as of March 31, 2020, our Company’s internal control over financial reporting was effective.

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

TGS International Ltd.

Date: May 7, 2020	By:	/s/ Tak Shing Eddie Wong
Tak Shing Eddie Wong
Chairman, President and Chief Executive Officer,
(Principal Executive Officer)

Date: May 7, 2020	By:	/s/ Sai Kit Leung
Sai Kit Leung
(Principal Financial Officer and Principal Accounting Officer)

