Form 10-Q
period 2020-06-30
TGS International Ltd.
filed 2020-08-06
CIK 1701859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock	TGSI	OTC Markets - Pink Sheets

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

14,908,812 shares of common stock issued and outstanding as of August 6, 2020.

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

Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that can be expected for the year ending December 31, 2020.

TGS International Ltd. Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019

	Note	June 30, 2020	December 31, 2019
		(unaudited)
Assets

Current assets
Cash and cash equivalents		$68,014	$106,850
Other receivables		517,501	459,846
Prepayments and deposits		195,249	197,995
Accounts receivable		95,613	58,825

Total current assets		876,377	823,516

Non-current assets
Property, plant and equipment		2,315,704	2,406,368
Intangible assets		1,097,362	1,097,362
Right-of-use assets		94,255	189,456

Total assets		$4,383,698	$4,516,702

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable		$45,909	$9,769
Accrued charges		133,121	228,283
Other payables	3	1,351,134	1,304,355
Lease liabilities		94,255	189,456
Amount due to a director	5(d)	-	73,950
Loan from a related person	5(a)	387,073	385,158
Convertible bond payable, net	4	190,624	187,995
Other loan	6	26,540	-

Total current liabilities		2,228,656	2,378,966

Non-current liabilities
Amounts due to stockholders	5(c)	1,085,840	872,968
Amount due to a director	5(d)	57,074	45,045
Other loan	6	139,677	132,423
Provision for asset retirement obligations		32,383	33,443
Provision for exploration asset compensation		95,610	98,742

Total liabilities		3,639,240	3,561,587

Commitments		-	-

Stockholders’ equity
Capital Stock
-Preferred stock, $0.0001 par value; 100,000,000 shares authorized, nil issued and outstanding		-	-
-Common stock, $0.0001 par value; 200,000,000 shares authorized, 14,908,812 shares issued and outstanding as of June 30, 2020 and 14,790,896 shares issued and outstanding as of December 31, 2019	8	1,491	1,479

Additional paid in capital		11,269,130	10,824,927
Accumulated deficit		(10,513,175)	(9,733,167)
Accumulated other comprehensive loss		(12,988)	(138,124)

Total stockholders’ equity		744,458	955,115

Total liabilities and stockholders’ equity		$4,383,698	$4,516,702

The accompanying notes are an integral part of these interim consolidated financial statements.

TGS International Ltd. Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended June 30, 2020 and 2019 (unaudited)

	Note	Three months ended June 30,		Six months ended June 30,
		2020	2019	2020	2019

Revenue		$38,760	$-	$92,723	$-
Cost, expenses and other:
Exploration		(45,988)	(112,473)	(99,380)	(117,659)
Selling and distribution		(9,991)	(10,524)	(56,628)	(15,332)
Depreciation of factory equipment		(9,073)	(6,680)	(18,289)	(11,915)
Administrative		(318,304)	(406,118)	(659,834)	(663,775)

Loss from operations		(344,596)	(535,795)	(741,408)	(808,681)
Other income		15,591	338	15,593	666
Interest expense		(24,372)	(28,452)	(54,193)	(50,444)
Loss before provision for income taxes		(353,377)	(563,909)	(780,008)	(858,459)

Income tax		-	-	-	-
Net loss		(353,377)	(563,909)	(780,008)	(858,459)
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments		62,811	(17,265)	125,136	(8,996)
Comprehensive loss		$(290,566)	$(581,174)	$(654,872)	$(867,455)
Net loss per share:
Basic and diluted net loss per share	7	$(0.02)	$(0.04)	$(0.05)	$(0.06)

Weighted average number of common shares outstanding:
Basic and diluted		14,903,177	14,514,438	14,868,292	14,393,198

The accompanying notes are an integral part of these interim consolidated financial statements.

TGS International Ltd. Consolidated Statements of Changes in Stockholders’ Equity for the Six Months Ended June 30, 2020 (unaudited)

				Additional		Accumulated other
		Common Stock		Paid-in	Accumulated	comprehensive
	Note	Shares	Amount	Capital	deficit	loss	Total
Balance as of December 31, 2019		14,790,896	$1,479	$10,824,927	$(9,733,167)	$(138,124)	$955,115

Proceeds from issuance of common stock	8	117,916	12	444,203	-	-	444,215

Net loss		-	-	-	(780,008)	-	(780,008)

Foreign currency translation adjustments		-	-	-	-	125,136	125,136

Balance as of June 30, 2020		14,908,812	$1,491	$11,269,130	$(10,513,175)	$(12,988)	$744,458

The accompanying notes are an integral part of these interim consolidated financial statements.

TGS International Ltd. Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2020 and 2019 (unaudited)

		For the Six months ended June 30,
	Note	2020	2019

Cash flows from operating activities
Net loss		$(780,008)	$(858,459)

Adjustments to reconcile net loss to net cash used in operating activities:-
Depreciation of property, plant and equipment		24,989	20,972
Loss on disposal of property, plant and equipment		4,137	-
Net foreign exchange losses		260,097	-
Amortization of right-of-use asset		104,288	94,122
Amortization of non-cash interest expenses and bond discount related to convertible bonds		15,734	-
Non-cash interest expenses related to other loans		8,598	-
Stock compensation expenses		-	122,100

Changes in assets and liabilities:-
Accounts receivable		(39,192)	-
Other receivables		(65,012)	(70,211)
Prepayments and deposits		2,023	(689)
Accrued charges		(84,860)	(78,373)
Accounts and other payables		20,469	523,967
Lease liabilities		(104,288)	(86,887)
Net cash used in operating activities		(633,025)	(333,458)

Cash flows from investing activities
Acquisition of property, plant and equipment		(16,769)	(321,360)
Proceeds from disposal of property, plant and equipment		1,077	-
Deposits for property, plant and equipment		-	(104,712)
Net cash used in investing activities		(15,692)	(426,072)

Cash flows from financing activities
Advances from stockholders		316,050	254,390
Advances from a director		11,789	-
Repayment to a director		(74,213)	-
Repayment of loans from related persons		-	(127,543)
Proceeds from issuance of common stock		-	825,000
Proceeds from new loan – other		25,641	-
Proceeds from issuance of convertible bonds		333,332	-
Net cash provided by financing activities		612,599	951,847

Net (decrease)/increase in cash and cash equivalents		(36,118)	192,317
Effect of exchange rate changes on cash and cash equivalents		(2,718)	8,736
Cash and cash equivalents, beginning of year		106,850	98,121
Cash and cash equivalents, end of year		$68,014	$299,174

Supplemental disclosures:-
Interest paid		$12,562	$41,451
Income tax paid		$-	$-
Cash paid for amounts included in measurement of lease liabilities		$104,288	$86,887

Non-cash investing and financing transactions:-
Capitalization of advances from stockholders	8	$102,564	$289,578
Stock compensation expenses		$-	$122,100
Conversion of convertible bond and accrued interest into common stock	4	$334,027	$-
Recognition of Beneficial Conversion Feature (“BCF”) discount at inception of convertible bonds	4	$7,624	$-

The accompanying notes are an integral part of these interim consolidated financial statements.

TGS International Ltd. Notes to Consolidated Financial Statements June 30, 2020 and 2019 (Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND GOING CONCERN

TGS International Ltd. (“TGS”, “the Company”) was incorporated in the state of Nevada, United States on December 1, 2016. On September 14, 2018, the Company entered into a Share Exchange Agreement with Arcus Mining Holdings Limited (“Arcus”) and Chi Kin Loo, Billion Plus Limited, First Fortune Investment Limited, Great Win Limited and Master Value Holdings Limited (the “Selling Stockholders”), pursuant to which the Selling Stockholders agreed to sell all of their ordinary shares of Arcus to the Company in exchange for an aggregate of 7,000,000 shares of common stock of the Company. Arcus, which was incorporated in the Republic of Seychelles on June 17, 2014, and its subsidiaries are engaged in fluorite mining operations in Mongolia, including the processing and sales of fluorite products. Up to June 30, 2020 and the date of this report, the Company owns three mining rights in Mongolia (Mining license numbers: MV-016819, MV-017305 and MV-009918). During the six months ended June 30, 2020, the Company has adopted open-pit mining at Mine A which is located in Uulbayansoum, Sukhbaatar province (Mining license number: MV-009918). Due to COVID-19, the Mongolian Government has closed all ports of entry from and into China until August 31, 2020. There would be a high possibility that the Company would not be able to resume the exploration work at Mine B in 2020.

Basis of Presentation

These accompanying unaudited Consolidated Financial Statements of TGS as of and for the period ended June 30, 2020 have been prepared in accordance with accounting principles generally accepted in United States of America (“U.S. GAAP”) for interim financial statements. Accordingly, the Consolidated Financial Statements do not include all the information and footnotes required by U.S. GAAP for complete annual financial statements. The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading. The balance sheet as of December 31, 2019 has been derived from the Company’s annual financial statements that were audited by an independent registered public accounting firm. These Consolidated Financial Statements should be read in conjunction with the annual financial statements and notes thereto in the Company’s Form 10-K for the year ended December 31, 2019. The results of operations for the six months ended June 30, 2020 are not necessarily indicative of the results expected for the full year or for any future periods.

Going Concern

The Company incurred an operating loss of $780,008 for the six months ended June 30, 2020, and as of that date, the Company’s current liabilities exceeded its current assets by $1,352,279. Notwithstanding the operating loss incurred for the six months ended June 30, 2020 and the net current liabilities as of June 30, 2020, the accompanying consolidated financial statements have been prepared on a going concern basis. Since the Company is currently in the exploration stage, it is still in the capital investing period. Management has prepared a business cash flow forecast and it indicates that the Company will have positive cash inflow after the commencement of formal production in 2021. Management believes the Company will have sufficient working capital to meet its financing requirements for the next 12 months based on the financial support of certain stockholders, issuance of new convertible bonds, proceeds from unrelated parties loans and upon their experience and their assessment of the Company’s projected performance, production ability and product market.

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

TGS International Ltd. Notes to Consolidated Financial Statements June 30, 2020 and 2019 (Unaudited)

NOTE 3 – OTHER PAYABLES

	June 30, 2020	December 31, 2019
	(unaudited)

Tax and social insurance payable	$57,976	$53,087
Contract liabilities	289,490	289,786
Temporary receipts	771,835	720,278
Other payables	231,833	241,204
	$1,351,134	$1,304,355

NOTE 4 – CONVERTIBLE BONDS

As of June 30, 2020 and December 31, 2019, the Company had the following convertible bonds outstanding:

	As of
	June 30, 2020		December 31, 2019
	(unaudited)
	Principal	Accrued Interest	Principal	Accrued Interest
November 2019 HK$1.5 million (equivalent to $192,308) convertible into common shares at $3.60 per share, 5% interest, due September 30, 2020	$192,308	$5,717	$192,308	$930
Less: Bond discount	(1,684)	-	(4,313)	-
	$190,624	$5,717	$187,995	$930

On November 26, 2019, a convertible bond agreement was signed including a HK$1.5 million (equivalent to $192,308) loan bearing interest of 5% per annum for six months. The convertible bond will mature on May 25, 2020 with a conversion price of $3.60 per share. In addition, the Company recognized a beneficial conversion feature discount to the bond of $5,342 that is being amortized over the period using the effective interest method. On May 11, 2020, the Company signed an extension letter with the bondholder to further extend the maturity date from May 25, 2020 to September 30, 2020. Therefore, the Company recognized an additional beneficial conversion feature discount to the bond of $234 that is being amortized over the period using the effective interest method. For the six months ended June 30, 2020, the Company amortized $2,863 of the discount and recognized non-cash interest of $4,786 to interest expenses. The unamortized debt discount on the convertible bond as of June 30, 2020 was $1,684.

For the six months ended June 30, 2020, four new convertible bond agreements were entered into between the Company, Arcus and third party investors. All of them matured during the six months ended June 30, 2020 and were settled by issuing 92,275 common shares at a price stated in the respective agreements, representing loans of HK$2.6 million and interest expenses of HK$5,521, for a total of HK$2,605,521 (equivalent to $334,027) (see note 8). In addition, the Company recognized a beneficial conversion feature discount to the bond of $7,390 that is being amortized over the life of the convertible bond using the effective interest method. For the six months ended June 30, 2020, the Company amortized $7,390 of the discount and recognized non-cash interest of $695 to interest expenses.

TGS International Ltd. Notes to Consolidated Financial Statements June 30, 2020 and 2019 (Unaudited)

NOTE 5 – SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

(a)	Loan from a related person

As of June 30, 2020 and December 31, 2019, loan from a related person included HK$3 million (equivalent to $387,073 and $385,158 respectively) borrowed from the wife of one of the Company’s stockholders on May 21, 2018. The loan is unsecured, has no collateral or guarantee and carried interest at a monthly rate of 3.08% for the first month and a monthly rate of 1.08% for the rest of the term. The loan originally was due to be repaid on May 20, 2019, however, on April 24, 2019, the repayment date was extended to May 20, 2020. On April 28, 2020, the repayment date was extended to May 20, 2021, and the interest changed to be at a monthly rate of 2.08% for the first month and a monthly rate of 1.08% for the rest of the term.

(b)	Interest expense paid to related persons

During the six months ended June 30, 2020 and 2019, interest expense of HK$225,000 (equivalent to $28,989) and HK$267,326 (equivalent to $34,096), respectively, was paid to related persons.

(c)	Amounts due to stockholders

As of June 30, 2020 and December 31, 2019, amounts due to stockholders, Chi Kin Loo, Kwong Bun Mak, Xianqin Pan and Tak Leung Ho, included $1,085,840 and $872,968 respectively. The Company is currently in the exploration stage, and the stockholders advanced $316,050 working capital to meet the financing requirement for the six months ended June 30, 2020. On April 20, 2020, the Company issued 25,641 common shares at a price of $4.00 to settle the amount due to a stockholder of HK$800,000 (equivalent to $102,564) (see note 8). Amounts due to stockholders are unsecured, interest-free and there are no fixed terms for repayment. The stockholders have agreed not to demand for repayment within the next 12 months from the balance sheet date.

(d)	Amount due to directors

As of December 31, 2019, amount due to a director, Tak Shing Eddie Wong, of HK$576,000 (equivalent to $73,950) was unsecured, had no collateral or guarantee and was interest-free. The amount was fully repaid on March 13, 2020.

As of June 30, 2020 and December 31, 2019, amount due to a director, Sai Kit Leung, was HK$442,355 (equivalent to $57,074) and HK$350,855 (equivalent to $45,045) respectively. The amount is unsecured, has no collateral or guarantee, interest-free and there are no fixed terms for repayment. The director has agreed not to demand for repayment within the next 12 months from the balance sheet date.

NOTE 6 – OTHER LOAN

As of June 30, 2020, a loan of HK$200,000 (equivalent to $25,641) was borrowed from an unrelated party and the interest payable was HK$6,959 (equivalent to $899). The loan is unsecured, has no collateral or guarantee and carries interest at 10% per annum and repayable on December 23, 2020.

As of June 30, 2020 and December 31, 2019, a loan of $139,677 and $132,423 respectively was borrowed from an unrelated party. The loan is unsecured, has no collateral or guarantee and carries interest at 11.61% per annum and repayable on December 31, 2029.

NOTE 7 – NET LOSS PER SHARE

The following table presents the computation of basic and diluted net loss per share for the three and six months ended June 30, 2020 and 2019:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Net loss per share – basic and diluted
Net loss	$(353,377)	$(563,909)	$(780,008)	$(858,459)
Weighted-average number of common shares outstanding – basic and diluted	14,903,177	14,514,438	14,868,292	14,393,198

Net loss per share
Basic and diluted (Note)	$(0.02)	$(0.04)	$(0.05)	$(0.06)

Note: During the three and six months ended June 30, 2020 and 2019, the Company had warrants outstanding which could potentially dilute basic loss per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been anti-dilutive due to the net losses.

TGS International Ltd. Notes to Consolidated Financial Statements June 30, 2020 and 2019 (Unaudited)

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

The warrants outstanding and fair values at each of the respective valuation dates are summarized below:

Grant date	Warrants Outstanding	Fair Value per Share	Fair Value $
2018	50,000	$0.07	$3,490
2019	66,000	2.11	139,115
Less: warrants forfeited	(50,000)	(0.07)	(3,490)
As at December 31, 2019 and June 30, 2020	66,000		$139,115

TGS International Ltd. Notes to Consolidated Financial Statements June 30, 2020 and 2019 (Unaudited)

NOTE 10 – SUBSEQUENT EVENTS

The Company was supposed to resume exploratory and construction work at Mine B in the early second quarter of 2020. However, the global COVID-19 outbreak, which is gradually getting worse, has resulted in delays in the resumption of the work, since the Chinese workers cannot enter Mongolia until August 31, 2020 the earliest.

These developments are expected to result in lower sales, compared to the Company’s business cash flow forecast prepared. Given that the Chinese workers will be allowed to enter Mongolia immediately after August 31, 2020, the first thing the Company has to do is to apply for working visas which approximately takes 21 working days. However, the Company is not able to do it in advance because the Visa Section of the Mongolian Immigration Department has been suspended since early March 2020. Thereafter, the Chinese workers will be subject to a 21-day quarantine which each worker has to pay a fee per day for the whole quarantine period. This would be an additional cost, including the time and finances to the Company.

Due to the extreme weather in Mongolia, the Company may have barely a month to work before the coming winter break, provided that the Mongolian Government does not further delay the open-up of the borders by August 31, 2020. This would significantly hinder and reduce the Company’s mining and production operations and, thus, reduce the production output, and impact on sales. There may be further uncertainties, given the global economy is already in a tough period. In view of such a situation, the Company expects a negative impact on the operating results. However, the related financial impact and duration cannot be reasonably estimated at this time as the management cannot predict when the pandemic will be eradicated.

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

The global COVID-19 situation shows no sign of improvement, remaining very volatile and is gradually getting worse. This reflects the fact that the pandemic is yet to peak globally. The World Health Organization and health experts have advised that COVID-19 would not be eradicated without effective treatment and vaccination. Given the situation, the Mongolian Government has implemented the measure of closing all ports of entry from and into China, extending this seven times since February 2020. The Government proposes to lift the measure on August 31, 2020. The COVID-19 caused harm across the global economy this year, and the Company has not escaped this either. There would be a high possibility that we would not be able to resume our exploration work at Mine B in 2020.

We have resumed our work at Mine A, which generates low operation income because of the relatively low grading, in April 2020.

Since our operation of Mine B, which generates major operation income for the Company, has been suspended since late November 2019 due to the regular winter break and the unpredictable outbreak of COVID-19 since the first quarter of 2020, the Company is in financial difficulty – there are extremely low operation income which generated mainly from Mine A but there are high expenses in our three offices: the Hong Kong headquarters, the Erenhot office and the Mongolian office.

The construction of the refinery at Mine B was completed in late November 2019 while the last step of power supply upgrade at Mine B is still in progress. We expect to get the power supply upgraded in 2020 once our Chinese workers are allowed to enter Mongolia. The entire refinery could be put into trial once it is ready.

The COVID-19 pandemic, governmental and other measures aimed at containing its spread have resulted in an unprecedented slowdown in economic activity and are expected to continue to have a substantial negative impact on businesses around the world. We expect that the worldwide economy will still not recover from the effects of COVID-19 in the near future; the upcoming uncertainty and together, with the governmental measures in place would have an adverse effect on our business, financial condition and results of operations. The financial situation of the Company is volatile and unforeseen as ever. Currently, we have been strictly prudent towards the pandemic. For the remainder of 2020, the management will continue to be diligent in keeping the operations streamlined and optimizing operations, endeavoring to do our best so to minimize the negative impact on our operations and trial production.

Investors are more cautious about investment during the COVID-19 pandemic. However, the management has been persevering to promote the business with both the potential and existing investors to ensure the Company has enough operating funds to weather the storm through this difficult time as well as the future operations.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2020 and 2019

Revenue

Revenue consisted mainly of fluorspar products generated from production at Mine A. For the six months ended June 30, 2020, we had a total revenue of $92,723, as compared to nil revenue in the six months ended June 30, 2019. The increase was due to the adoption of open-pit mining at Mine A in the first six months ended June 30, 2020. Although mining activities are subject to weather, open-pit mining is more flexible.

For the three months ended June 30, 2020, we had a total revenue of $38,760, as compared to nil revenue in the three months ended June 30, 2019. The result of such increase is similar to the first six months as discussed above.

Exploration cost

Exploration costs are expensed as incurred and included labor and benefits, construction service fee, mining overhead, including food, supplies, utilities and lubricants related to mine exploration. Exploration costs decreased from $117,659 for the first six months in 2019 to $99,380 for the first six months in 2020. The percentage of such decrease was approximately 16% and was mainly because of the net effect of the increase in service fee paid as operating activities were carried out in Mine A for the first six months in 2020 and the decrease in mining overheads in Mine B.

For the three months ended June 30, the exploration cost decreased significantly from $112,473 in 2019 to $45,988 in 2020. The result of such reduction is similar to the first six months as discussed above.

Selling and distribution cost

Selling and distribution costs included transportation and handling costs related to the movement of finished goods from mines to customer designated locations, security fee, royalty and custom tax. Selling and distribution costs increased significantly from $15,332 for the first six months in 2019 to $56,628 for the first six months in 2020. The increment was approximately 3 times and was mainly due to the increase in security fee and royalty tax paid to the Mongolian Government.

For the three months ended June 30, the selling and distribution costs decreased slightly from $10,524 in 2019 to $9,991 in 2020. The result of such decrease was mainly due to the net effect of the increase in monthly security fee and the decrease in tax paid to the Mongolian Government.

Administrative expenses

Administrative expenses included salaries and benefits, consulting, audit, tax, legal, insurance, rent and utilities, net foreign exchange losses and other general operating expenses.

Administrative expenses decreased slightly from $663,775 for the first six months in 2019 to $659,834 for the first six months in 2020. The percentage of such reduction was approximately 1% and was mainly due to the net effect of the increase in net foreign exchange losses and the decrease in commission expenses related to subscription package, entertainment and travelling expenses.

For the three months ended June 30, the total administrative expenses are decreased from $406,118 in 2019 to $318,304 in 2020. The result of such decrease is similar to the first six months as discussed above.

Other income

Other income increased significantly from $666 for the first six months in 2019 to $15,593 for the first six months in 2020. The increment was approximately 22 times as a result of subsidy received from Hong Kong and Mongolian Governments in 2020 resulting from the outbreak of COVID-19 so as to ease the effects impacted on the corporation’s business.

For the three months ended June 30, other income increased from $338 in 2019 to $15,591 in 2020. The result of such increase is similar to the first six months as discussed above.

Interest expenses

Interest expenses mainly included other loan interest, related party loan interest and bond interest arising from convertible bonds.

Interest expenses increased from $50,444 for the first six months in 2019 to $54,193 for the first six months in 2020. The percentage of such increment was approximately 7% as a result of amortization of non-cash interest expenses and bond discount related to the convertible bonds for the first six months in 2020 and an increase in the interest expenses of loans.

For the three months ended June 30, the interest expenses decreased from $28,452 in 2019 to $24,372 in 2020. The result of decrease was mainly due to the lease payment representing interest of Hong Kong office incurred in 2019, but nil in 2020.

Net loss

As a result of the factors described above, we had a net loss of $780,008 for the six months ended June 30, 2020 as compared to a net loss of $858,459 for the six months ended June 30, 2019, and a net loss of $353,377 for the three months ended June 30, 2020 as compared to $563,909 for the three months ended June 30, 2019. Although we had revenue in the first six months in 2020, the net loss resulted mainly from the increase in selling and distribution cost and net foreign exchange losses.

Liquidity and Capital Resources

Cash and cash equivalents are short-term, highly liquid investments with original maturities of three months or less. As of June 30, 2020 and December 31, 2019, the Company’s cash was $68,014 and $106,850, respectively. There were no cash equivalents.

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

Cash Flows

As of June 30, 2020, we had $68,014 in cash and cash equivalents, compared to $106,850 on December 31, 2019.

Net cash used in operating activities

Our net cash used in operating activities increased to $633,025 for the first six months of 2020 from $333,458 for the first six months of 2019. Net cash used in operating activities for the first six months of 2020 primarily reflected our net loss of $780,008 and the add-back of non-cash items, mainly consisting of depreciation of property, plant and equipment of $24,989, loss on disposal of property, plant and equipment of $4,137, amortization of non-cash interest expenses and bond discount related to convertible bonds of $15,734, non-cash interest expenses related to other loans of $8,598, exchange difference of $260,097, and changes in operating assets and liabilities primarily consisting of an increase in accounts receivable of $39,192, an increase of other receivables of $65,012, a decrease in accrued charges of $84,860, and offset by a decrease of deposits and prepayments of $2,023 and an increase of trade and other payables of $20,469.

Net cash used in investing activities

Our net cash used in investing activities decreased to $15,692 for the first six months of 2020 from $426,072 for the first six months of 2019. This was represented by net effect of acquisition of property, plant and equipment at mine sites and  proceeds from disposal of property, plant and equipment.

Net cash provided by financing activities

Our net cash provided by financing activities decreased to $612,599 for the first six months of 2020 from $951,847 for the first six months of 2019. This was mainly the net result of settlement of amount due to a director of $62,424, an increase in advances from stockholders of $316,050, proceeds from other loan and issuance of convertible bonds of $25,641 and $333,332 respectively in the first six months of 2020.

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

Going Concern

The Company incurred an operating loss of $780,008 for the six months ended June 30, 2020, and as of that date, the Company’s current liabilities exceeded its current assets by $1,352,279. Notwithstanding the operating loss incurred for the six months ended June 30, 2020 and the net current liabilities as of June 30, 2020, the accompanying consolidated financial statements have been prepared on a going concern basis. Since the Company is currently in the exploration stage, it is still in the capital investing period. Management has prepared a business cash flow forecast and it indicates that the Company will have positive cash inflow after the commencement of formal production in 2021. Management believes the Company will have sufficient working capital to meet its financing requirements for the next 12 months based on the financial support of certain stockholders, issuance of new convertible bonds, proceeds from unrelated parties loans and upon their experience and their assessment of the Company’s projected performance, production ability and product market.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the six months ended June 30, 2020 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting. Management concluded that as of June 30, 2020, our Company’s internal control over financial reporting was effective.

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

TGS International Ltd.

Date: August 6, 2020	By:	/s/ Tak Shing Eddie Wong
Tak Shing Eddie Wong
Chairman, President and Chief Executive Officer,
(Principal Executive Officer)

Date: August 6, 2020	By:	/s/ Sai Kit Leung
Sai Kit Leung
(Principal Financial Officer and Principal Accounting Officer)

