Form 10-Q
period 2020-09-30
TGS International Ltd.
filed 2020-11-02
CIK 1701859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

14,948,489 shares of common stock issued and outstanding as of November 2, 2020.

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

Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that can be expected for the year ending December 31, 2020.

TGS International Ltd. Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019

	Note	September 30, 2020	December 31, 2019
		(unaudited)
Assets

Current assets
Cash and cash equivalents		$84,571	$106,850
Other receivables		499,464	459,846
Prepayments and deposits		211,921	197,995
Accounts receivable		94,580	58,825

Total current assets		890,536	823,516

Non-current assets
Property, plant and equipment		2,343,306	2,406,368
Intangible assets		1,097,362	1,097,362
Right-of-use assets		44,175	189,456

Total assets		$4,375,379	$4,516,702

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable		$56,206	$9,769
Accrued charges		148,454	228,283
Other payables	3	1,482,845	1,304,355
Lease liabilities		44,175	189,456
Amount due to a director	5(d)	-	73,950
Loan from a related person	5(a)	387,095	385,158
Convertible bond payable, net	4	189,931	187,995
Other loan	6	27,187	-

Total current liabilities		2,335,893	2,378,966

Non-current liabilities
Amounts due to stockholders	5(c)	1,062,372	872,968
Amount due to a director	5(d)	57,722	45,045
Other loan	6	143,540	132,423
Provision for asset retirement obligations		32,033	33,443
Provision for exploration asset compensation		94,578	98,742

Total liabilities		3,726,138	3,561,587

Commitments		-	-

Stockholders’ equity
Capital Stock
-Preferred stock, $0.0001 par value; 100,000,000 shares authorized, nil issued and outstanding		-	-
-Common stock, $0.0001 par value; 200,000,000 shares authorized, 14,948,489 shares issued and outstanding as of September 30, 2020 and 14,790,896 shares issued and outstanding as of December 31, 2019	8	1,495	1,479

Additional paid in capital		11,427,983	10,824,927
Accumulated deficit		(10,816,872)	(9,733,167)
Accumulated other comprehensive income/(loss)		36,635	(138,124)

Total stockholders’ equity		649,241	955,115

Total liabilities and stockholders’ equity		$4,375,379	$4,516,702

The accompanying notes are an integral part of these interim consolidated financial statements.

TGS International Ltd. Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2020 and 2019 (unaudited)

	Note	Three months ended September 30,		Nine months ended September 30,
		2020	2019	2020	2019

Revenue		$14,628	$-	$107,351	$-
Cost, expenses and other:
Exploration		(15,074)	(304,521)	(114,454)	(422,180)
Selling and distribution		(7,415)	(8,240)	(64,043)	(23,572)
Depreciation of factory equipment		(9,011)	(8,502)	(27,300)	(20,417)
Administrative		(267,711)	(256,294)	(927,545)	(920,069)

Loss from operations		(284,583)	(577,557)	(1,025,991)	(1,386,238)
Other income		1,581	25	17,174	691
Interest expense		(20,695)	(19,086)	(74,888)	(69,530)
Loss before provision for income taxes		(303,697)	(596,618)	(1,083,705)	(1,455,077)

Income tax		-	-	-	-
Net loss		(303,697)	(596,618)	(1,083,705)	(1,455,077)
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments		49,623	2,006	174,759	(6,990)
Comprehensive loss		$(254,074)	$(594,612)	$(908,946)	$(1,462,067)
Net loss per share:
Basic and diluted net loss per share	7	$(0.02)	$(0.04)	$(0.07)	$(0.10)

Weighted average number of common shares outstanding:
Basic and diluted		14,915,712	14,616,755	14,884,214	14,468,536

The accompanying notes are an integral part of these interim consolidated financial statements.

TGS International Ltd. Consolidated Statements of Changes in Stockholders’ Equity for the Nine Months Ended September 30, 2020 (unaudited)

				Additional		Accumulated other
		Common Stock		Paid-in	Accumulated	comprehensive
	Note	Shares	Amount	Capital	deficit	(loss)/income	Total
Balance as of December 31, 2019		14,790,896	$1,479	$10,824,927	$(9,733,167)	$(138,124)	$955,115

Proceeds from issuance of common stock	8	157,593	16	603,056	-	-	603,072

Net loss		-	-	-	(1,083,705)	-	(1,083,705)

Foreign currency translation adjustments		-	-	-	-	174,759	174,759

Balance as of September 30, 2020		14,948,489	$1,495	$11,427,983	$(10,816,872)	$36,635	$649,241

The accompanying notes are an integral part of these interim consolidated financial statements.

TGS International Ltd. Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2020 and 2019 (unaudited)

		For the Nine months ended September 30,
	Note	2020	2019

Cash flows from operating activities
Net loss		$(1,083,705)	$(1,455,077)

Adjustments to reconcile net loss to net cash used in operating activities:-
Depreciation of property, plant and equipment		36,905	35,072
Loss on disposal of property, plant and equipment		4,105	-
Net foreign exchange losses		347,856	-
Amortization of right-of-use asset		156,507	141,204
Amortization of non-cash interest expenses and bond discount related to convertible bonds		17,612	-
Non-cash interest expenses related to other loans		13,099	-
Stock compensation expenses		-	122,100

Changes in assets and liabilities:-
Accounts receivable		(38,887)	-
Other receivables		(49,024)	(145,312)
Prepayments and deposits		(11,551)	(4,970)
Accrued charges		(79,182)	(146,862)
Accounts and other payables		155,225	1,044,752
Lease liabilities		(156,507)	(132,152)
Net cash used in operating activities		(687,547)	(541,245)

Cash flows from investing activities
Acquisition of property, plant and equipment		(83,635)	(420,195)
Proceeds from disposal of property, plant and equipment		1,077	-
Deposits for property, plant and equipment		-	(298,860)
Net cash used in investing activities		(82,558)	(719,055)

Cash flows from financing activities
Advances from stockholders		453,615	451,907
Advances from a director		12,439	-
Repayment to a director		(74,249)	-
Repayment of loans from related persons		-	(127,563)
Proceeds from issuance of common stock		-	825,000
Proceeds from new loan – other		25,641	-
Proceeds from issuance of convertible bonds		333,332	128,471
Net cash provided by financing activities		750,778	1,277,815

Net (decrease)/increase in cash and cash equivalents		(19,327)	17,515
Effect of exchange rate changes on cash and cash equivalents		(2,952)	11,319
Cash and cash equivalents, beginning of year		106,850	98,121
Cash and cash equivalents, end of year		$84,571	$126,955

Supplemental disclosures:-
Interest paid		$12,568	$53,895
Income tax paid		$-	$-
Cash paid for amounts included in measurement of lease liabilities		$139,118	$137,654

Non-cash investing and financing transactions:-
Capitalization of advances from stockholders	8	$261,274	$-
Capitalization of loans from related persons		$-	$289,578
Capitalization of advances from a director		$-	$121,133
Stock compensation expenses		$-	$122,100
Conversion of convertible bond and accrued interest into common stock	4	$334,027	$-
Recognition of Beneficial Conversion Feature (“BCF”) discount at inception of convertible bonds	4	$7,771	$-

The accompanying notes are an integral part of these interim consolidated financial statements.

TGS International Ltd. Notes to Consolidated Financial Statements September 30, 2020 and 2019 (Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND GOING CONCERN

TGS International Ltd. (“TGS”, “the Company”) was incorporated in the state of Nevada, United States on December 1, 2016. On September 14, 2018, the Company entered into a Share Exchange Agreement with Arcus Mining Holdings Limited (“Arcus”) and Chi Kin Loo, Billion Plus Limited, First Fortune Investment Limited, Great Win Limited and Master Value Holdings Limited (the “Selling Stockholders”), pursuant to which the Selling Stockholders agreed to sell all of their ordinary shares of Arcus to the Company in exchange for an aggregate of 7,000,000 shares of common stock of the Company. Arcus, which was incorporated in the Republic of Seychelles on June 17, 2014, and its subsidiaries are engaged in fluorite mining operations in Mongolia, including the processing and sales of fluorite products. Up to September 30, 2020 and the date of this report, the Company owns three mining rights in Mongolia (Mining license numbers: MV-016819, MV-017305 and MV-009918). During the nine months ended September 30, 2020, the Company has adopted open-pit mining at Mine A which is located in Uulbayansoum, Sukhbaatar province (Mining license number: MV-009918). Due to COVID-19, the Mongolian Government has closed all ports of entry from and into China until December 31, 2020. The Company would not be able to resume the exploration work at Mine B in 2020.

Basis of Presentation

These accompanying unaudited Consolidated Financial Statements of TGS as of and for the period ended September 30, 2020 have been prepared in accordance with accounting principles generally accepted in United States of America (“U.S. GAAP”) for interim financial statements. Accordingly, the Consolidated Financial Statements do not include all the information and footnotes required by U.S. GAAP for complete annual financial statements. The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading. The balance sheet as of December 31, 2019 has been derived from the Company’s annual financial statements that were audited by an independent registered public accounting firm. These Consolidated Financial Statements should be read in conjunction with the annual financial statements and notes thereto in the Company’s Form 10-K for the year ended December 31, 2019. The results of operations for the nine months ended September 30, 2020 are not necessarily indicative of the results expected for the full year or for any future periods.

Going Concern

The Company incurred an operating loss of $1,083,705 for the nine months ended September 30, 2020, and as of that date, the Company’s current liabilities exceeded its current assets by $1,445,357. Notwithstanding the operating loss incurred for the nine months ended September 30, 2020 and the net current liabilities as of September 30, 2020, the accompanying consolidated financial statements have been prepared on a going concern basis. Since the Company is currently in the exploration stage, it is still in the capital investing period. Management has prepared a business cash flow forecast and it indicates that the Company will have positive cash inflow after the commencement of formal production in 2021. Management believes the Company will have sufficient working capital to meet its financing requirements for the next 12 months based on the financial support of certain stockholders, issuance of new convertible bonds, proceeds from unrelated parties loans and upon their experience and their assessment of the Company’s projected performance, production ability and product market.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent changes in accounting standards

Pending Adoption as at year end

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. In November 2018, FASB issued ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses”, which amends the scope and transition requirements of ASU 2016-13. Topic 326 requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. Topic 326 will originally become effective for the Company beginning January 1, 2020, with early adoption permitted, on a modified retrospective approach. As a smaller reporting company, the effective date for the Company has been delayed until fiscal years beginning after December 15, 2022, in accordance with ASU 2019-10, although early adoption is still permitted. This standard is not expected to have a material impact to the Company’s consolidated financial statements after evaluation.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”. The amendments in this ASU simplify the accounting for income taxes, eliminates certain exceptions to the general principles in Topic 740 and clarifies certain aspects of the current guidance to improve consistent application among reporting entities. ASU 2019-12 is effective for fiscal years beginning after December 15, 2021 and interim periods within annual periods beginning after December 15, 2022, though early adoption is permitted, including adoption in any interim period for which financial statements have not yet been issued. This standard is not expected to have a material impact to the Company’s consolidated financial statements after evaluation.

In August 2020, the FASB issued No. ASU 2020-06, “Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)”. This ASU simplifies the accounting for convertible instruments. The guidance removes certain accounting models which separate the embedded conversion features from the host contract for convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted no earlier than the fiscal year beginning after December 15, 2020. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that could impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued, but are not yet effective, that might have a material impact on the consolidated financial statements of the Company.

TGS International Ltd. Notes to Consolidated Financial Statements September 30, 2020 and 2019 (Unaudited)

NOTE 3 – OTHER PAYABLES

	September 30, 2020	December 31, 2019
	(unaudited)

Tax and social insurance payable	$51,129	$53,087
Contract liabilities	293,068	289,786
Temporary receipts	782,902	720,278
Other payables	355,746	241,204
	$1,482,845	$1,304,355

NOTE 4 – CONVERTIBLE BONDS

As of September 30, 2020 and December 31, 2019, the Company had the following convertible bonds outstanding:

	As of
	September 30, 2020		December 31, 2019
	(unaudited)
	Principal	Accrued Interest	Principal	Accrued Interest
November 2019 HK$1.5 million (equivalent to $192,308) convertible into common shares at $3.60 per share, 5% interest, due April 30, 2021	$192,308	$8,140	$192,308	$930
Less: Bond discount	(2,377)	-	(4,313)	-
	$189,931	$8,140	$187,995	$930

On November 26, 2019, a convertible bond agreement was signed including a HK$1.5 million (equivalent to $192,308) loan bearing interest of 5% per annum for six months. The convertible bond will mature on May 25, 2020 with a conversion price of $3.60 per share. In addition, the Company recognized a beneficial conversion feature discount to the bond of $5,342 that is being amortized over the period using the effective interest method. On May 11, 2020, the Company signed an extension letter with the bondholder to extend the maturity date from May 25, 2020 to September 30, 2020. Therefore, the Company recognized an additional beneficial conversion feature discount to the bond of $234 that is being amortized over the period using the effective interest method. On September 11, 2020, the Company signed an extension letter with the bondholder to further extend the maturity date from September 30, 2020 to April 30, 2021. Therefore, the Company further recognized an additional beneficial conversion feature discount to the bond of $147 that is being amortized over the period using the effective interest method. For the nine months ended September 30, 2020, the Company amortized $2,317 of the discount and recognized non-cash interest of $7,210 to interest expenses. The unamortized debt discount on the convertible bond as of September 30, 2020 was $2,377.

For the nine months ended September 30, 2020, four new convertible bond agreements were entered into between the Company, Arcus and third party investors. All of them matured during the nine months ended September 30, 2020 and were settled by issuing 92,275 common shares at a price stated in the respective agreements, representing loans of HK$2.6 million and interest expenses of HK$5,521, for a total of HK$2,605,521 (equivalent to $334,027) (see note 8). In addition, the Company recognized a beneficial conversion feature discount to the bond of $7,390 that is being amortized over the life of the convertible bond using the effective interest method. For the nine months ended September 30, 2020, the Company amortized $7,390 of the discount and recognized non-cash interest of $695 to interest expenses.

TGS International Ltd. Notes to Consolidated Financial Statements September 30, 2020 and 2019 (Unaudited)

NOTE 5 – SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

(a)	Loan from a related person

As of September 30, 2020 and December 31, 2019, loan from a related person included HK$3 million (equivalent to $387,095 and $385,158 respectively) borrowed from the wife of one of the Company’s stockholders on May 21, 2018. The loan is unsecured, has no collateral or guarantee and carried interest at a monthly rate of 3.08% for the first month and a monthly rate of 1.08% for the rest of the term. The loan originally was due to be repaid on May 20, 2019, however, on April 24, 2019, the repayment date was extended to May 20, 2020. On April 28, 2020, the repayment date was extended to May 20, 2021, and the interest changed to be at a monthly rate of 2.08% for the first month and a monthly rate of 1.08% for the rest of the term.

(b)	Interest expense paid to related persons

During the nine months ended September 30, 2020 and 2019, interest expense of HK$322,500 (equivalent to $41,572) and HK$366,909 (equivalent to $46,804), respectively, was paid to related persons.

(c)	Amounts due to stockholders

As of September 30, 2020 and December 31, 2019, amounts due to stockholders, Chi Kin Loo, Kwong Bun Mak, Xianqin Pan, Tak Leung Ho and Kwing Chun Chu, included $1,062,372 and $872,968 respectively. The Company is currently in the exploration stage, and the stockholders advanced $453,615 working capital to meet the financing requirement for the nine months ended September 30, 2020. On April 20, 2020, the Company issued 25,641 common shares at a price of $4.00 per share to settle the amount due to a stockholder of HK$800,000 (equivalent to $102,564). On September 14, 2020, the Company issued 39,677 common shares at a price of $4.00 per share to settle the amount due to a stockholder of HK$1,237,941 (equivalent to $158,710) (see note 8). Amounts due to stockholders are unsecured, interest-free and there are no fixed terms for repayment. The stockholders have agreed not to demand for repayment within the next 12 months from the balance sheet date.

(d)	Amount due to directors

As of December 31, 2019, amount due to a director, Tak Shing Eddie Wong, of HK$576,000 (equivalent to $73,950) was unsecured, had no collateral or guarantee and was interest-free. The amount was fully repaid on March 13, 2020.

As of September 30, 2020 and December 31, 2019, amount due to a director, Sai Kit Leung, was HK$447,355 (equivalent to $57,722) and HK$350,855 (equivalent to $45,045) respectively. The amount is unsecured, has no collateral or guarantee, interest-free and there are no fixed terms for repayment. The director has agreed not to demand for repayment within the next 12 months from the balance sheet date.

NOTE 6 – OTHER LOAN

As of September 30, 2020, a loan of HK$200,000 (equivalent to $25,641) was borrowed from an unrelated party and the interest payable was HK$12,000 (equivalent to $1,546). The loan is unsecured, has no collateral or guarantee and carries interest at 10% per annum and repayable on December 23, 2020.

As of September 30, 2020 and December 31, 2019, a loan of $143,540 and $132,423 respectively was borrowed from an unrelated party. The loan is unsecured, has no collateral or guarantee and carries interest at 11.61% per annum and repayable on December 31, 2029.

NOTE 7 – NET LOSS PER SHARE

The following table presents the computation of basic and diluted net loss per share for the three and nine months ended September 30, 2020 and 2019:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

Net loss per share – basic and diluted
Net loss	$(303,697)	$(596,618)	(1,083,705)	(1,455,077)
Weighted-average number of common shares outstanding – basic and diluted	14,915,712	14,616,755	14,884,214	14,468,536

Net loss per share
Basic and diluted (Note)	$(0.02)	$(0.04)	$(0.07)	$(0.10)

Note: During the three and nine months ended September 30, 2020 and 2019, the Company had warrants outstanding which could potentially dilute basic loss per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been anti-dilutive due to the net losses.

TGS International Ltd. Notes to Consolidated Financial Statements September 30, 2020 and 2019 (Unaudited)

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

On September 14, 2020, the Company issued 39,677 common shares at a price of $4.00 per share to settle the amount due to a stockholder of HK$1,237,941 (equivalent to $158,710).

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

The warrants outstanding and fair values at each of the respective valuation dates are summarized below:

Grant date	Warrants Outstanding	Fair Value per Share	Fair Value $
2018	50,000	$0.07	$3,490
2019	66,000	2.11	139,115
Less: warrants forfeited	(50,000)	(0.07)	(3,490)
As at December 31, 2019 and September 30, 2020	66,000		$139,115

TGS International Ltd. Notes to Consolidated Financial Statements September 30, 2020 and 2019 (Unaudited)

NOTE 10 – SUBSEQUENT EVENTS

The Company was supposed to resume exploratory and construction work at Mine B in the early second quarter of 2020. However, the global COVID-19 outbreak, which is gradually getting worse, has resulted in delays in the resumption of work, since the Chinese workers cannot enter Mongolia until December 31, 2020 the earliest.

These developments are expected to result in very limited sales, compared to the Company’s business cash flow forecast prepared. If the border between Mongolia and the rest of the world opens on December 31, 2020, the Company would not consider applying for working visas for the Chinese workers as it is the time of winter break. Furthermore, the Chinese workers will be subject to a 21-day quarantine which each worker has to pay a fee per day for the whole quarantine period. This would be an additional cost, including the time and finances, to the Company. The Company expects there are only small-scale activities in Mongolia throughout 2020. This would significantly hinder and reduce the Company’s mining and production operations and, thus, reduce the production output, and impact on sales.

There may be further uncertainties, given the global economy is enduring a difficult period. In view of this situation, the Company expects a negative impact on operating results. However, the related financial impact and duration cannot be reasonably estimated at this time as the management cannot predict when the pandemic will be eradicated.

NOTE 11 – COMPARATIVE AMOUNTS

Certain comparative figures have been reclassified to conform with the current period’s presentation and disclosures.

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

The global COVID-19 situation shows no sign of improvement in some countries and regions, remaining very volatile and is gradually getting worse. This reflects the fact that the pandemic is yet to peak globally. The World Health Organization and health experts have advised that COVID-19 would not be eradicated without effective treatment and vaccination. According to BBC News, most experts think a vaccine is likely to become widely available by mid-2021 but there are uncertainties.

The Mongolian Government has implemented the measure of closing all ports of entry from and into China, extending this for the tenth time since February 2020. The Government proposes to lift the measure on December 31, 2020. Our business could be materially and adversely affected by the outbreak of a widespread pandemic, causing labor shortages and increasing government regulations, all of which may negatively impact the business, financial condition, growth strategies and results of operations of the Company.

Since our operation of Mine B, which generates major operation income for the Company, has been suspended since late November 2019 due to the regular winter break and the unpredictable outbreak of COVID-19 since the first quarter of 2020, the Company is in financial difficulty – there is extremely low operation income which generated mainly from Mine A but there are high expenses in our three offices: the Hong Kong headquarters, the Erenhot office in China and the Mongolian office.

The construction of the refinery at Mine B was completed in late November 2019 while the last step of power supply upgrade at Mine B is still in progress. We expect to get the power supply upgraded in 2021 once our Chinese workers are allowed to enter Mongolia. The entire refinery could be put to trial once it is ready.

The resolution of current global health issues remains uncertain – as well as the government’s response to the changing situation. The global economic outlook for 2020 remains pessimistic, given it dependency on the future development of global trade tensions, the monetary policy stance of major central banks, and the impact of COVID-19. Taking a strictly prudent response, the Company is stringently managing working capital, from both existing and potential investors, to ensure we have sufficient cash for daily operations, which is vital to weathering the currently difficult operating environment.

The financial situation of the Company is volatile and unforeseen as ever. Currently, we have been strictly prudent towards the pandemic. The Company will continuously and closely monitor the developments of COVID-19, evaluate and proactively address its impact on the Company’s financial position and performance. For the remainder of 2020, the management will continue to be diligent in keeping the operations streamlined and optimizing operations, endeavoring to do our best so to minimize the negative impact on our operations and trial production.

On April 20, 2020, the Company issued 25,641 common shares at a price of $4.00 per share to settle the amount due to a stockholder of HK$800,000 (equivalent to $102,564).

On September 14, 2020, the Company issued 39,677 common shares at a price of $4.00 per share to settle the amount due to a stockholder of HK$1,237,941 (equivalent to $158,710).

On September 22, 2020, two directors, Mr. Shaowei DENG and Miss Ka Yi POON, resigned from the Company for personal reasons.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2020 and 2019

Revenue

Revenue consisted mainly of fluorspar products generated from production at Mine A. For the nine months ended September 30, 2020, we had a total revenue of $107,351, as compared to nil revenue in the nine months ended September 30, 2019. The increase was due to the adoption of open-pit mining at Mine A in the first nine months ended September 30, 2020. Although mining activities are subject to weather, open-pit mining is more flexible.

For the three months ended September 30, 2020, we had a total revenue of $14,628, as compared to nil revenue in the three months ended September 30, 2019. The result of such increase is similar to the first nine months as discussed above.

Exploration cost

Exploration costs are expensed as incurred and included labor and benefits, construction service fee, mining overhead, including food, supplies, utilities and lubricants related to mine exploration. Exploration costs decreased from $422,180 for the first nine months in 2019 to $114,454 for the first nine months in 2020. The percentage of such decrease was approximately 73% and was mainly because of the decrease in service fee paid and utilities cost as no operating activities were carried out in Mine B for the first nine months in 2020 and the decrease in mining overheads in Mine B.

For the three months ended September 30, the exploration cost decreased significantly from $304,521 in 2019 to $15,074 in 2020. The result of such reduction is similar to the first nine months as discussed above.

Selling and distribution cost

Selling and distribution costs included transportation and handling costs related to the movement of finished goods from mines to customer designated locations, security fee, royalty and custom tax. Selling and distribution costs increased from $23,572 for the first nine months in 2019 to $64,043 for the first nine months in 2020. The increment was approximately 2 times and was mainly due to the increase in security fee and royalty tax paid to the Mongolian Government.

For the three months ended September 30, the selling and distribution costs decreased slightly from $8,240 in 2019 to $7,415 in 2020. The result of such decrease was mainly due to the net effect of the increase in tax paid to the Mongolian Government and the decrease in monthly security fee.

Administrative expenses

Administrative expenses included salaries and benefits, consulting, audit, tax, legal, insurance, rent and utilities, net foreign exchange losses and other general operating expenses.

Administrative expenses increased slightly from $920,069 for the first nine months in 2019 to $927,545 for the first nine months in 2020. The percentage of such increment was approximately 1% and was mainly due to the net effect of the increase in net foreign exchange losses and the decrease in commission expenses related to subscription package, entertainment, legal and professional fee and travelling expenses.

For the three months ended September 30, the total administrative expenses are increased from $256,294 in 2019 to $267,711 in 2020. The result of such increase is similar to the first nine months as discussed above.

Other income

Other income increased significantly from $691 for the first nine months in 2019 to $17,174 for the first nine months in 2020. The increment was approximately 24 times as a result of subsidy received from Hong Kong and Mongolian Governments in 2020 resulting from the outbreak of COVID-19 so as to ease the effects impacted on the corporation’s business.

For the three months ended September 30, other income increased from $25 in 2019 to $1,581 in 2020. The result of such increase is similar to the first nine months as discussed above.

Interest expenses

Interest expenses mainly included other loan interest, related party loan interest and bond interest arising from convertible bonds.

Interest expenses increased from $69,530 for the first nine months in 2019 to $74,888 for the first nine months in 2020. The percentage of such increment was approximately 8% as a result of amortization of non-cash interest expenses and bond discount related to the convertible bonds for the first nine months in 2020 and an increase in the interest expenses of loans.

For the three months ended September 30, the interest expenses increased from $19,086 in 2019 to $20,695 in 2020. The increment was mainly due to the net effect of the increase of amortization of non-cash interest expenses and interest expenses of loans and the decrease in lease payment representing interest of Hong Kong office incurred in 2019, but nil in 2020.

Net loss

As a result of the factors described above, we had a net loss of $1,083,705 for the nine months ended September 30, 2020 as compared to a net loss of $1,455,077 for the nine months ended September 30, 2019, and a net loss of $303,697 for the three months ended September 30, 2020 as compared to $596,618 for the three months ended September 30, 2019. Although we had revenue in the first nine months in 2020, the net loss resulted mainly from the increase in selling and distribution cost and net foreign exchange losses.

Liquidity and Capital Resources

Cash and cash equivalents are short-term, highly liquid investments with original maturities of three months or less. As of September 30, 2020 and December 31, 2019, the Company’s cash was $84,571 and $106,850, respectively. There were no cash equivalents.

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

We expect to continue to make capital expenditures to keep pace with the expansion of the production and scale of operations of our mining sites, which we expect to fund in part with the proceeds from issuance of convertible bonds and other loans in the future. We expect that the proceeds from the above and our existing cash and cash equivalents will be used to fund working capital and for capital expenditures and other general corporate purposes, such as partnering arrangements, or reduction of debt obligations. However, there can be no assurance that we will be able to obtain financing, if at all or upon terms that will be acceptable to us.

Cash Flows

As of September 30, 2020, we had $84,571 in cash and cash equivalents, compared to $106,850 on December 31, 2019.

Net cash used in operating activities

Our net cash used in operating activities increased to $687,547 for the first nine months of 2020 from $541,245 for the first nine months of 2019. Net cash used in operating activities for the first nine months of 2020 primarily reflected our net loss of $1,083,705 and the add-back of non-cash items, mainly consisting of depreciation of property, plant and equipment of $36,905, loss on disposal of property, plant and equipment of $4,105, amortization of non-cash interest expenses and bond discount related to convertible bonds of $17,612, non-cash interest expenses related to other loans of $13,099, exchange difference of $347,856, and changes in operating assets and liabilities primarily consisting of an increase in accounts receivable of $38,887, an increase of other receivables of $49,024, an increase of deposits and prepayments of $11,551, a decrease in accrued charges of $79,182, and offset by an increase of trade and other payables of $155,225.

Net cash used in investing activities

Our net cash used in investing activities decreased to $82,558 for the first nine months of 2020 from $719,055 for the first nine months of 2019. This was represented by net effect of acquisition of property, plant and equipment at mine sites and proceeds from disposal of property, plant and equipment.

Net cash provided by financing activities

Our net cash provided by financing activities decreased to $750,778 for the first nine months of 2020 from $1,277,815 for the first nine months of 2019. This was mainly the net result of settlement of amount due to a director of $61,810, an increase in advances from stockholders of $453,615, proceeds from other loan and issuance of convertible bonds of $25,641 and $333,332 respectively in the first nine months of 2020.

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

Going Concern

The Company incurred an operating loss of $1,083,705 for the nine months ended September 30, 2020, and as of that date, the Company’s current liabilities exceeded its current assets by $1,445,357. Notwithstanding the operating loss incurred for the nine months ended September 30, 2020 and the net current liabilities as of September 30, 2020, the accompanying consolidated financial statements have been prepared on a going concern basis. Since the Company is currently in the exploration stage, it is still in the capital investing period. Management has prepared a business cash flow forecast and it indicates that the Company will have positive cash inflow after the commencement of formal production in 2021. Management believes the Company will have sufficient working capital to meet its financing requirements for the next 12 months based on the financial support of certain stockholders, issuance of new convertible bonds, proceeds from unrelated parties loans and upon their experience and their assessment of the Company’s projected performance, production ability and product market.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the nine months ended September 30, 2020 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting. Management concluded that as of September 30, 2020, our Company’s internal control over financial reporting was effective.

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

Item 5. Other Information

On September 22, 2020, two directors, Mr. Shaowei DENG and Miss Ka Yi POON, resigned from the Company for personal reasons.

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

TGS International Ltd.

Date: November 2, 2020	By:	/s/ Tak Shing Eddie Wong
Tak Shing Eddie Wong
Chairman, President and Chief Executive Officer,
(Principal Executive Officer)

Date: November 2, 2020	By:	/s/ Sai Kit Leung
Sai Kit Leung
(Principal Financial Officer and Principal Accounting Officer)

