Form 10-K
period 2020-12-31
TGS International Ltd.
filed 2021-03-19
CIK 1701859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 001-34864

TGS International Ltd.
(Exact Name of Registrant as Specified in its Charter)

Nevada	N/A
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification Number)

Room 20, 8/F., Woon Lee Commercial Building

7-9 Austin Ave., Tsim Sha Tsui

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐    No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the average bid and asked price of the registrant’s common stock on June 30, 2020, the last business day of the Company’s second fiscal quarter, was $5,394,040.

As of March 19, 2021, the number of shares outstanding of the registrant’s common stock was 14,962,298.

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

Arcus strives to create more value through efficiency in mining. The initial expected annual production capacity of fluorite (“CaF2”) for 2021 and 2022 is described below:

Type	Metallurgical Grade		Acid Grade
CaF2 Content	40%	80% to 90%	97%
Estimated Capacity in 2021	35,000 tons	8,000 tons	10,000 tons
Estimated Capacity in 2022	40,000 tons	8,000 tons	9,000 tons
Final Product	Granule	Granule/Powder	Powder

Arcus intends to start producing 97% Acid Grade powder products and further increase the production of the metallurgical grade products in third quarter of 2021.

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

Operations

Both Mine A and Mine B were in the exploration stage in 2020. Revenue generated during the year was $753,694 by Mine A and nil by Mine B. We expected to further extend the operation of Mine A and Mine B in the third quarter of 2021.

There are two types of products available from Mine B, metallurgical and acid grade fluorite. Metallurgical grade fluorite is sold mainly to steel manufacturers for use as flux in steel production. Acid grade fluorite which is used to manufacture hydrofluoric acid, a feedstock for many different chemical processes. At the moment, there is only metallurgical grade fluorite available from Mine A.

The Company ran trial productions at Mine A in 2020. Below is the summary of revenue for 2020 from the trial productions.

Type of Finished Products	Grade Mined	Quantities (In tons)	Mining Recovery	Average Price (USD)
Metallurgical Fluorite	Concentration 32% - 50%	57,247	95%	13.17

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

Infrastructures

At Mine B, the construction of offices, living quarters and explosive stores has been completed. Of the four shafts built in Mine B, one shaft and the other shaft has been excavated with a 150 meter long and 180 meter long development drive in the fluorite ore respectively. There was no vertical development in 2020. Construction on excavating an underground tunnel to connect the four shafts was completed in 2019.

Mining activities are halted for the winter break, which takes place between January and March every year. Since mining activities are conducted underground, which is more dependent on the weather condition, the winter break for the mining activities is one month longer than the winter break for the production line. We have adopted open-pit mining at Mine A which is different from Mine B. Although mining activities are subject to weather, open-pit mining is more flexible. Production of both Mine A and Mine B is to be continued after the winter break. Mine B is expected to commence after the gate of Mongolia open.

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

Mining

A strategic open pit exploration at Mine A has been started since 2019. The refinery operations described below apply only to Mine B but can serve as a general reference regarding the future production of Mine A. Starting from year 2019, we have outsourced the mining activities to subcontractors.

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

Sales and Marketing

From 2015 throughout 2020, the mines have still been in exploration stage so the Company decided to sell metallurgical grade fluorite within the territory of Mongolia to avoid incurring cross-border freight and transportation. The Company would like to further expand its production in the third quarter of 2021. Some of the ultimate target customers include foreign steel manufacturers.

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

Employees

The Company currently has approximately 40 employees.

Principal Executive Offices

Our principal executive office is located at Room 20, 8/F., Woon Lee Commercial Building, 7-9 Austin Ave., Tsim Sha Tsui, Kowloon, Hong Kong.

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

Our business operations may be adversely affected by the recent COVID-19

An outbreak of respiratory illness caused by COVID-19 in late 2019 and has been expanding globally. The Mongolian government officially announced that it will close all ports of entry from and into China with immediate effect since January 31, 2020. The above measure has been extended more than ten times throughout 2020 and prolonged until April 30, 2021. None of our Chinese workers could enter into Mongolia during 2020 which resulted in large-scale suspension of mining work, especially at Mine B.

The COVID-19 pandemic has impacted the global economy and created significant volatility and disruption of financial markets. We expect the COVID-19 pandemic to have a material adverse impact on our business and financial performance.

If our business does not generate sufficient cash flows from operating activities, we may not be able to cover our expenses, grow our business, respond to competitive challenges or fund our other liquidity and capital needs, which would harm our business.

The full extent of the COVID-19 pandemic’s impact on our business. The results of operations depends on future developments that are uncertain and unpredictable, including the duration and spread of the pandemic, its impact on capital and financial markets and any new information that may emerge concerning the severity of the virus, its spread to other regions as well as the actions taken to contain it, among others. Therefore, we cannot reasonably estimate the full extent of COVID-19 on our business and results of operations.

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

If we are unable to maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company’s corporate headquarters is located at Room 20, 8/F., Woon Lee Commercial Building, 7-9 Austin Ave., Tsim Sha Tsui, Kowloon, Hong Kong. We believe that our existing mining and processing facilities in Mongolia, which are described above, are well maintained and in good operating condition, and will be sufficient for our production goals for the next year.

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

Our transfer agent is VStock Transfer, LLC, 18 Lafayette Place, Woodmere, NY, 11598, telephone: (212) 828-8436, fax: (646) 536-3179.

Holders

As of March 19, 2021, there were 88 holders of record of our common stock and 14,962,298 shares of our common stock were issued and outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

In 2020, there were four convertible bond agreements entered into between the Company, Arcus and third party investors. All of the four bonds matured in 2020 and were settled by issuing 92,275 common shares at a price stated in the respective agreements, representing loans of HK$2.6 million and interest expenses of HK$5,521, for a total of HK$2,605,521 (equivalent to $334,027). In November 2019, one convertible bond agreement was signed including a HK$1.5 million (equivalent to $192,308) loan bearing interest of 5% per annum for six months. The convertible bond was originally matured on May 25, 2020 with a conversion price of $3.60 per share. In May 2020, the Company signed an extension letter with the bondholder to extend the maturity date from May 25, 2020 to September 30, 2020. In September 2020, the Company signed an extension letter with the bondholder to further extend the maturity date from September 30, 2020 to April 30, 2021.

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

Purchases of Equity Securities by the Company

We did not purchase any of our shares of common stock or other securities during the fiscal year ended December 31, 2020.

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

The global COVID-19 situation shows no sign of improvement in most countries and regions. We expect that the global economy will take a considerably long time to stabilize and recover from the ongoing pandemic as the situation remains very volatile and uncertain. Although COVID-19 vaccines are now available, no side effects and 100% success rate are not guaranteed at this point and the World Health Organization and health experts have advised that COVID-19 will not be eradicated without effective treatment and vaccination.

Many countries around the world have imposed travel restrictions in response to the outbreak of COVID-19, including Mongolia. The Mongolian Government has implemented the measure of closing all ports of entry from and into China, effective until April 30, 2021. Continuously evolving government responses to the pandemic may create challenges for us. For example, the Mongolian Government has extended the measure of closing ports since early 2020, and has not changed their stance after reviewing more than ten times. It is difficult to predict if the Mongolian Government will further extend the measures in place. Our Chinese workers are not allowed to enter into Mongolia, which has led to no activity at Mine B. Furthermore, with limited operation income which is generated mainly from Mine A, is compounded with the high expenses in our three offices: the Hong Kong headquarters, the Erenhot office in China and the Mongolian office.

The Company is always ready and prepared for the ports to reopen - our office in Ulaanbaatar has liaised with the relevant government departments to prepare visa applications for our Chinese workers, in case workers are allowed to enter into Mongolia.

The construction of the refinery at Mine B was almost completed in late November 2019, while the last step of power supply upgrade at Mine B is still underway. We expect to get the power supply upgraded in 2021 once our Chinese workers are allowed to enter into Mongolia. The entire refinery could be put to trial once it is ready. Nonetheless, keeping workers safe is at the top of our priority. Paramount importance will be given to the health and safety of all of our workers, even if the Mongolian Government lifts the above measures.

In this unprecedented time, COVID-19 has transformed the world since earlier 2020, affecting every corner of society and shaking the global economy. The global economy has been dramatically impacted by the COVID-19 pandemic which continues to have a profound impact on our operations and markets around the world. Despite the unpredictable nature of the pandemic, our response has remained strong – the management has been endeavoring to do their best to minimize the negative impact on our operations and trial production. We have worked extremely hard and tried every single possible way to keep the Company’s operations running in these most challenging circumstances.

On September 22, 2020, two directors, Mr. Shaowei DENG and Miss Ka Yi POON, resigned from the Company for personal reasons.

On December 10, 2020, Mr. Chi Kin LOO was appointed as a director of the Company.

There were a total of four convertible bond agreements entered into between the Company, a subsidiary of the Company, Arcus Mining Holdings Limited (“Arcus”), and third party investors during 2020.

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

On December 21, 2020, the Company issued 13,809 common shares at a price of $4.00 per share to settle the amount due to a director of HK$430,855 (equivalent to $55,238).

Apart from the exploration and infrastructure work at the mine sites, the Company might consider further fund raising activities through the capital markets and from stockholders with the aim of speeding up the development of the Company.

Results of Operations

Comparison of Years Ended December 31, 2020 and December 31, 2019

Revenue

Revenue consisted mainly of fluorite products generated from production at Mine A. In 2020, we had total revenue of $753,694, as compared to revenue of $282,857 during 2019. The percentage of such increment was approximately 166% as a result of the adoption of open-pit mining at Mine A. This method is more flexible to cope with weather conditions. Although revenue in Mine A increased in 2020, nil revenue was generated from Mine B as a result of the closure of Mongolia since January 31, 2020 due to COVID-19.

Exploration cost

Exploration costs are expensed as incurred and included labor and benefits, construction service fee, mining overhead, including food, supplies, utilities and lubricants related to mine exploration. Exploration costs decreased significantly from $737,248 in 2019 to $467,745 in 2020. The percentage of such decrease was approximately 37% and was mainly because of the decrease in mining overheads and utilities cost as no operating activities were carried out in Mine B in 2020.

Selling and distribution cost

Selling and distribution costs included transportation and handling costs related to the movement of finished goods from mines to customer designated locations, security fee, royalty and custom tax. Selling and distribution costs decreased slightly from $105,279 in 2019 to $102,715 in 2020. The percentage of such decrease was approximately 2% and was mainly due to the net effect of the increase in tax paid to the Mongolian Government and the decrease in transportation costs.

Administrative expenses

Administrative expenses included salaries and benefits, consulting, audit, tax, legal, insurance, rent, utilities, net foreign exchange losses and other general operating expenses.

Administrative expenses decreased significantly from $1,645,900 in 2019 to $1,252,925 in 2020. The percentage of such decrease was approximately 24% and was mainly due to commission expenses related to subscription package in 2019, but nil was incurred in 2020, and also the net effect of the increase in net foreign exchange losses, and the decrease in staff salaries, entertainment, legal and professional fees, travelling and other general operating expenses in 2020.

Other income

Other income decreased significantly from $195,576 in 2019 to $31,958 in 2020. The percentage of such decrease was approximately 84% as a result of the net effect of a waiver of consultancy fee and a write back of receipt in advance due to the dissolution of our customer in 2019, but nil in 2020, and the increase of subsidies received from Hong Kong and Mongolian Governments in 2020 resulting from the outbreak of COVID-19 so as to ease the effects impacted on the corporation’s business.

Interest expenses

Interest expenses mainly included other loan interest, related party loan interest and bond interest arising from convertible bonds.

Interest expenses increased from $76,824 in 2019 to $124,040 in 2020. The percentage of such increment was approximately 61% and was mainly due to the net effect of the increase in amortization of non-cash interest expenses and bond discount related to the convertible bonds and non-current loan interest and the decrease in related party loans interest as a result of repayment of related party loans in 2019.

Net loss

As a result of the factors described above, we had a net loss of $1,218,463 for the year ended December 31, 2020 as compared to a net loss of $2,115,716 for the year ended December 31, 2019. The net loss decreased mainly resulted from the increase in revenue and decrease in cost on mining infrastructure project. This was within our management expectation since our mine is still under trial production and we expect to further increase the productions and revenue in 2021.

Liquidity and Capital Resources

Cash and cash equivalents are short-term, highly liquid investments with original maturities of three months or less. As of December 31, 2020 and 2019, the Company’s cash was $69,401 and $106,850, respectively. There were no cash equivalents.

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

Cash Flows

As of December 31, 2020, we had $69,401 in cash and cash equivalents, compared to $106,850 on December 31, 2019.

Net cash used in operating activities

Our net cash used in operating activities decreased to $1,070,424 in 2020 from $1,228,886 in 2019. Net cash used in operating activities for the year ended December 31, 2020 primarily reflected our net loss of $1,218,463 and the add-back of non-cash items, mainly consisting of depreciation of property, plant and equipment of $48,884, loss on disposal of property, plant and equipment of $4,089, amortization of non-cash interest expenses and bond discount related to convertible bonds of $21,059, exchange difference of $327,779, non-cash interest expenses related to other loans of $17,603 and changes in operating assets and liabilities primarily consisting of an increase in accounts receivable of $727,979, an increase of other receivables of $68,596, an increase of deposits and prepayments of $48,607, decrease in accrued charges of $125,594 and offset by an increase of trade and other payables of $648,012, an increase in income tax payable of $23,212, an increase in provision for asset retirement obligations of $3,300 and an increase in provision for exploration asset compensation of $24,877.

Net cash used in investing activities

Our net cash used in investing activities decreased to $55,416 in 2020 from $976,818 in 2019. This was mainly due to a decrease of acquisition of property, plant and equipment at mine sites.

Net cash provided by financing activities

Our net cash provided by financing activities decreased to $1,092,060 in 2020 from $2,216,864 in 2019. This was mainly due to a decrease of proceeds from unrelated party loan, issuance of common stock and convertible bonds.

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

Below, we discuss these policies further, as well as the estimates and judgments involved. We believe that our other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period. For a discussion of all our significant accounting policies, see Note 2 to the consolidated financial statements included elsewhere in this Annual Report.

Impairment of Long-Lived Assets and Intangible Assets

Long-lived assets held and used by the Company and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company evaluates recoverability of assets to be held and used by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the asset. If such assets are considered to be impaired, the impairment loss is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets calculated using a discounted future cash flows analysis.

Income Taxes

The Company complies with ASC 740 which prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of ASC 740. The Company’s accounting policy is to treat interest and penalties as a component of income taxes.

Amounts in the consolidated financial statements related to income taxes are calculated using the principles of ASC 740 and ASU 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.”  ASC 740 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the temporary differences between the financial reporting bases and the tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Future tax benefits, such as net operating loss carry forwards, are recognized as deferred tax assets.  Recognized deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Going Concern

The Company incurred an operating loss of $1,218,463 for the year ended December 31, 2020, and as of that date, the Company’s current liabilities exceeded its current assets by $1,262,026. Notwithstanding the operating loss incurred for the year ended December 31, 2020 and the net current liabilities as of December 31, 2020, the accompanying consolidated financial statements have been prepared on a going concern basis. Since the Company is currently in the exploration stage, it is still in the capital investing period. The Company’s business forecast indicates that the Company will have positive cash inflow after the commencement of formal production in 2022. Management believes the Company will have sufficient working capital to meet its financing requirements for the next 12 months based on the financial support of certain stockholders, issuance of new convertible bonds, proceeds from unrelated party loans and upon their experience and their assessment of the Company’s projected performance, production ability and product market.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements, together with the report of our independent registered public accounting firm, begin on page 21 of this Annual Report and are incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of TGS International Ltd.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of TGS International Ltd. and subsidiaries (collectively, the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Material Uncertainty related to Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered an operating loss of $1,218,463 for the year ended December 31, 2020, and as of that date, the Company’s current liabilities exceeded its current assets by $1,262,026, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the consolidated financial statements that were communicated or required to be communicated to the Board of Directors and that (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment assessment of property, plant and equipment (“PPE”)

Critical Audit Matter Description

As described in Notes 2 and 3 to the consolidated financial statements, management reviews and evaluates the net carrying amount of property, plant and equipment for impairment upon the occurrence of events or changes in circumstances that indicate that the related carrying amounts may not be recoverable. The test for recoverability is based on undiscounted future cash flows that will be generated from operations at each mining site. The total PPE balance was $2,307,570 as of December 31, 2020.  Management performed a carrying amount analysis and concluded the undiscounted cash flows and estimated value of the PPE exceeded their carrying amounts and an impairment was not recognized. The carrying amount analysis is sensitive to the assumptions used including quantities of recoverable minerals, expected fluorite prices, production levels and operating cost of production and capital, based upon the projected remaining future fluorite production from each mining site.

We identified PPE as a critical audit matter because of the significant estimates and assumptions management makes in developing the undiscounted cash flows. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to forecast quantities of recoverable minerals, expected fluorite prices, production levels and operating costs of production and capital of each mining site.

How the Critical Audit Matter Was Addressed in the Audit

Our primary procedures related to address this critical audit matter included:-

•

We evaluated the reasonableness of management’s assumptions by comparing the forecasts to historical results, internal communications to management and the Board of Directors, and publicly available information about the industry.

Impairment assessment of intangible assets – acquired mining rights (“acquired mining rights”)

Critical Audit Matter Description

As described in Notes 2 and 4 to the consolidated financial statements, management reviews and evaluates the net carrying amount of acquired mining rights for impairment upon the occurrence of events or changes in circumstances that indicate that the related carrying amounts may not be recoverable. The test for recoverability is based on an estimate of fair values of acquired mining rights. The Company utilized a third-party valuation specialist to assess the fair value of acquired mining rights using the discounted cash flow model and the income approach. The determination of the fair value requires management to make significant estimates and assumptions related to forecasts of quantities of recoverable minerals, expected fluorite prices, production levels and operating costs of production and capital, based upon the projected remaining future fluorite production from each mining site and discount rate. The total acquired mining rights balance was $1,097,362 as of December 31, 2020. Based on the third-party valuation specialist’s report, the fair value exceeded its carrying amounts as of the measurement date and, therefore, no impairment was recognized. The fair value is sensitive to changes in forecasts of quantities of recoverable minerals, expected fluorite prices, production levels and operating cost of production and capital as well as discount rate.

We identified acquired mining rights as a critical audit matter because of the significant estimates and assumptions management makes in estimating its fair value. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to forecasts quantities of recoverable minerals, expected fluorite prices, production levels and operating costs of production and capital as well as discount rate.

How the Critical Audit Matter Was Addressed in the Audit

Our primary procedures related to address this critical audit matter included:-

•	We evaluated the independence and skills, knowledge, and expertise qualifications of the third-party valuation specialist engaged by the Company.

•

We evaluated the reasonableness of management’s assumptions by comparing the forecasts to historical results, internal communications to management and the Board of Directors, and forecasted information included in the fair value measurement reported by the third-party valuation specialist.

•	We evaluated the reasonableness of the Company’s calculation of fair value by:

–	Assessing the appropriateness of the valuation methodology used to determine the company-specific risk premiums in calculating the discount rate.

–	Testing the source information underlying the determination of the discount rate and the mathematical accuracy of the calculation.

–	Evaluating the reasonableness of the estimated fluorite price through comparison to publicly available information about the industry.

/s/Moore Stephens CPA Limited

Certified Public Accountants

We have served as the Company's auditor since 2015.

Hong Kong

March 19, 2021

TGS International Ltd. Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019

	Note	December 31, 2020	December 31, 2019

Assets

Current assets
Cash and cash equivalents		$69,401	$106,850
Other receivables		532,943	459,846
Prepayments and deposits		205,169	197,995
Accounts receivable		787,023	58,825

Total current assets		1,594,536	823,516

Non-current assets
Property, plant and equipment	3	2,307,570	2,406,368
Intangible assets	4	1,097,362	1,097,362
Right-of-use assets	5	-	189,456
Deposit		50,299	-

Total assets		$5,049,767	$4,516,702

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable		$457,824	$9,769
Accrued charges		123,241	228,283
Other payables	7	1,568,875	1,304,355
Lease liabilities	5	-	189,456
Income tax payable		22,951	-
Amount due to a director	14(d)	77,964	73,950
Loan from a related person	14(a)	386,916	385,158
Convertible bond payable, net	8	190,954	187,995
Other loan	9	27,837	-

Total current liabilities		2,856,562	2,378,966

Non-current liabilities
Amounts due to stockholders	14(c)	376,246	872,968
Amounts due to directors	14(d)	951,569	45,045
Other loan	9	147,326	132,423
Provision for asset retirement obligations	10	35,350	33,443
Provision for exploration asset compensation	11	119,336	98,742

Total liabilities		4,486,389	3,561,587

Commitments		-	-

Stockholders’ equity
Capital Stock
-Preferred stock, $0.0001 par value; 100,000,000 shares authorized, nil issued and outstanding		-	-
-Common stock, $0.0001 par value; 200,000,000 shares authorized, 14,962,298 shares issued and outstanding as of December 31, 2020 and 14,790,896 shares issued and outstanding as of December 31, 2019	12	1,496	1,479

Additional paid in capital		11,483,220	10,824,927
Accumulated deficit		(10,951,630)	(9,733,167)
Accumulated other comprehensive income/(loss)		30,292	(138,124)

Total stockholders’ equity		563,378	955,115

Total liabilities and stockholders’ equity		$5,049,767	$4,516,702

The accompanying notes are an integral part of these consolidated financial statements.

TGS International Ltd. Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2020 and 2019

		Years ended December 31,
	Note	2020	2019

Revenue	13	$753,694	$282,857
Cost, expenses and other:
Exploration		(467,745)	(737,248)
Selling and distribution		(102,715)	(105,279)
Depreciation of factory equipment		(33,478)	(28,898)
Administrative		(1,252,925)	(1,645,900)

Loss from operations		(1,103,169)	(2,234,468)
Other income		31,958	195,576
Interest expense		(124,040)	(76,824)
Loss before provision for income taxes		(1,195,251)	(2,115,716)

Income taxes	6	(23,212)	-
Net loss		(1,218,463)	(2,115,716)
Other comprehensive income, net of tax:
Foreign currency translation adjustments		168,416	129,599
Comprehensive loss		$(1,050,047)	$(1,986,117)
Net loss per share:	15
Basic and Diluted net loss per share		$(0.08)	$(0.15)

Weighted average number of common shares outstanding:
Basic and diluted		14,900,748	14,532,189

The accompanying notes are an integral part of these consolidated financial statements.

TGS International Ltd. Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2020 and 2019

				Additional		Accumulated other
		Common Stock		Paid-in	Accumulated	comprehensive
	Note	Shares	Amount	Capital	deficit	(loss)/income	Total
Balance as of December 31, 2018		14,165,000	$1,417	$8,937,243	$(7,617,451)	$(267,723)	$1,053,486

Proceeds from issuance of common stock	12	625,896	62	1,887,684	-	-	1,887,746

Net loss		-	-	-	(2,115,716)	-	(2,115,716)

Foreign currency translation adjustments		-	-	-	-	129,599	129,599

Balance as of December 31, 2019		14,790,896	$1,479	$10,824,927	$(9,733,167)	$(138,124)	$955,115

Proceeds from issuance of common stock	12	171,402	17	658,293	-	-	658,310

Net loss		-	-	-	(1,218,463)	-	(1,218,463)

Foreign currency translation adjustments		-	-	-	-	168,416	168,416

Balance as of December 31, 2020		14,962,298	$1,496	$11,483,220	$(10,951,630)	$30,292	$563,378

The accompanying notes are an integral part of these consolidated financial statements.

TGS International Ltd. Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019

		Year ended December 31,
	Note	2020	2019

Cash flows from operating activities
Net loss		$(1,218,463)	$(2,115,716)

Adjustments to reconcile net loss to net cash used in operating activities:-
Depreciation of property, plant and equipment	3	48,884	51,898
Loss on disposal of property, plant and equipment		4,089	-
Net foreign exchange losses		327,779	246,346
Stock compensation expenses	12	-	122,100
Waiver of consultancy fee		-	(34,556)
Write back of receipt in advance		-	(160,542)
Amortization of right-of-use asset	5	202,357	206,643
Amortization of non-cash interest expenses and bond discount related to convertible bonds		21,059	13,732
Non-cash interest expenses related to other loans		17,603	-

Changes in assets and liabilities:-
Accounts receivable		(727,979)	(60,314)
Other receivables		(68,596)	(394,560)
Prepayments and deposits		(48,607)	(56,795)
Accrued charges		(125,594)	(40,022)
Accounts and other payables		648,012	1,196,364
Income tax payable		23,212	-
Lease liabilities		(202,357)	(206,643)
Provision for asset retirement obligations		3,300	3,179
Provision for exploration asset compensation		24,877	-
Net cash used in operating activities		(1,070,424)	(1,228,886)

Cash flows from investing activities
Proceeds from the sale of property, plant and equipment		1,065	-
Acquisition of property, plant and equipment		(56,481)	(976,818)
Net cash used in investing activities		(55,416)	(976,818)

Cash flows from financing activities
Advances from stockholders		726,362	517,329
Repayment to stockholders		(20,156)	-
Advances from directors		139,819	165,392
Repayment to a director		(112,938)	-
Repayment of loan from a related person		-	(127,648)
Proceeds from issuance of common stock		-	825,000
Proceeds from new loan – other		25,641	131,663
Proceeds from issuance of convertible bonds		333,332	705,128
Net cash provided by financing activities		1,092,060	2,216,864
Net (decrease)/increase in cash and cash equivalents		(33,780)	11,160
Effect of exchange rate changes on cash and cash equivalents		(3,669)	(2,431)
Cash and cash equivalents, beginning of year		106,850	98,121
Cash and cash equivalents, end of year		$69,401	$106,850

Supplemental disclosures:-
Interest paid		$54,148	$66,377
Income tax paid		$-	$-
Cash paid for amounts included in measurement of lease liabilities	5	$202,357	$206,643

Non-cash investing and financing transactions:-
Capitalization of advances from stockholders	14(c)	$261,274	$-
Capitalization of advances from a director	14(d)	$55,238	$121,133
Capitalization of loans from related persons	12	$-	$289,578
Recognition of Beneficial Conversion Feature (“BCF”) discount at inception of convertible bond	8	$7,771	$16,047
Conversion of convertible bond and accrued interest into common stock	8	$334,027	$513,888
Stock compensation expenses	12	$-	$122,100
Right-of-use assets obtained in exchange for lease obligations		$-	$369,874

The accompanying notes are an integral part of these consolidated financial statements.

TGS International Ltd. Notes to Consolidated Financial Statements December 31, 2020 and 2019

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN

TGS International Ltd. (“TGS”, “the Company”) was incorporated in the state of Nevada, United States on December 1, 2016. On September 14, 2018, the Company entered into a Share Exchange Agreement with Arcus Mining Holdings Limited (“Arcus”) and Chi Kin Loo, Billion Plus Limited, First Fortune Investment Limited, Great Win Limited and Master Value Holdings Limited (the “Selling Stockholders”), pursuant to which the Selling Stockholders agreed to sell all of their ordinary shares of Arcus to the Company in exchange for an aggregate of 7,000,000 shares of common stock of the Company. Arcus, which was incorporated in the Republic of Seychelles on June 17, 2014, and its subsidiaries are engaged in fluorite mining operations in Mongolia, including the processing and sales of fluorite products. Up to December 31, 2020 and the date of this report, the Company owns three mining rights in Mongolia (Mining license numbers: MV-016819, MV-017305 and MV-009918). For the year ended December 31, 2020, the Company has adopted open-pit mining at Mine A which is located in Uulbayansoum, Sukhbaatar province (Mining license number: MV-009918). Due to COVID-19, the Mongolian Government has closed all ports of entry from and into China since early 2020. The Company could not perform any exploration work at Mine B which is located in Bayan-Ovoo soum, Khentii province (Mining license number: MV-016819) during 2020.

Going Concern

The Company incurred an operating loss of $1,218,463 for the year ended December 31, 2020, and as of that date, the Company’s current liabilities exceeded its current assets by $1,262,026. Notwithstanding the operating loss incurred for the year ended December 31, 2020 and the net current liabilities as of December 31, 2020, the accompanying consolidated financial statements have been prepared on a going concern basis. Since the Company is currently in the exploration stage, it is still in the capital investing period. Management has prepared a business cash flow forecast and it indicates that the Company will have positive cash inflow after the commencement of formal production in 2022. Management believes the Company will have sufficient working capital to meet its financing requirements for the next 12 months based on the financial support of certain stockholders, issuance of new convertible bonds, proceeds from unrelated party loans and upon their experience and their assessment of the Company’s projected performance, production ability and product market.

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

TGS International Ltd. Notes to Consolidated Financial Statements December 31, 2020 and 2019

Concentration and credit risks

Financial instruments that subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

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

As of December 31, 2020 and 2019, the Company had credit risk exposure of uninsured cash and deposits with maturities of less than one year in banks of $25,625 and $96,495, respectively.

The net sales to customers representing at least 10% of net total sales are as follows:

	Year ended December 31, 2020
	Amount	%

Customer A	$700,762	93

	Year ended December 31, 2019
	Amount	%

Customer B	$40,907	15
Customer C	60,314	21
Customer D	181,636	64
	$282,857	100

The following customers had balances of at least 10% of the total accounts receivable as follows:

	Year ended December 31, 2020
	Amount	%

Customer A	$681,503	87
Customer C	105,520	13
	$787,023	100

	Year ended December 31, 2019
	Amount	%

Customer C	$58,825	100

TGS International Ltd. Notes to Consolidated Financial Statements December 31, 2020 and 2019

Accounts receivable

Accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Bad debt expense is included in administrative expenses.

The Company recognizes an allowance for doubtful receivables to ensure accounts and other receivables are not overstated due to uncollectibility. Allowance for doubtful receivables is maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional allowance for individual accounts is recorded when the Company becomes aware of customers’ or other debtors’ inability to meet their financial obligations, such as bankruptcy filings or deterioration in the customer’s or other debtor’s operating results or financial position. If circumstances related to customers or debtors change, estimates of the recoverability of receivables will be further adjusted. Accounts receivable are written off when deemed uncollectible. As of December 31, 2020 and 2019, there were no allowance of accounts receivable.

Cash and cash equivalents

Cash and cash equivalents are short-term, highly liquid investments with original maturities of three months or less. As of December 31, 2020 and 2019, the Company’s cash amounted to $69,401 and $106,850, respectively, and there were no cash equivalents.

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

(ii)	Other categories of property, plant and equipment are recorded at cost and depreciated to their estimated residual values using the straight-line method over their estimated useful lives, as follows:

•	Leasehold improvements: 5 years or, if shorter, the remaining term of the lease
•	Furniture and equipment: 3 to 10 years
•	Motor vehicles: 3 to 10 years
•	Factory equipment: 3 to 10 years
•	Mineral properties: Unit-of-production

(iii)

Normal repairs and maintenance are charged to operating expenses as incurred, while costs incurred that extend the useful life of an asset, improve the safety of our operations, or improve operating efficiency are capitalized.

Impairment of long-lived assets

The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets. An impairment loss is measured and recorded based on discounted estimated future cash flows or upon an estimate of fair value that may be received in an exchange transaction. Future cash flows are estimated based on quantities of recoverable minerals, expected fluorite prices, production levels and operating costs of production and capital, based upon the projected remaining future fluorite production from each mining site. Existing proven and probable reserves and value beyond proven and probable reserves, including mineralization that is not part of the measured, indicated or inferred resource base, are included when determining the fair value of mine site reporting units at acquisition and, subsequently, in determining whether the assets are impaired. The term “recoverable minerals” refers to the estimated amount of fluorite that will be obtained after taking into account losses during processing and treatment. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. The Company’s estimates of future cash flows are based on numerous assumptions and it is possible that actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable minerals, fluorite prices, production levels and operating costs of production and capital are each subject to significant risks and uncertainties. As of December 31, 2020 and 2019, there was no impairment of long-lived assets.

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

A tax position must be more likely than not of being sustained in order to be recognized in the consolidated financial statements. As of December 31, 2020 and 2019, the Company did not have any uncertain tax positions or accrued interest and penalties related to uncertain tax positions. The Company does not expect to have a material change to its income tax provisions in the next year.

TGS International Ltd. Notes to Consolidated Financial Statements December 31, 2020 and 2019

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

Administrative expenses

Administrative expenses include salaries and benefits, consulting, audit, tax, legal, insurance, rent, utilities, net foreign exchange losses, and other general operating expenses.

Shipping and handling costs

Shipping and handling costs are expensed as incurred.

TGS International Ltd. Notes to Consolidated Financial Statements December 31, 2020 and 2019

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

The functional currency of TGS is the USD. The financial statements of foreign subsidiaries where HKD, MNT and RMB are the functional currencies and which have transactions denominated in non-HKD/MNT/RMB currencies are translated into HKD/MNT/RMB at the exchange rates existing on that date. The translation of local currencies into HKD/MNT/RMB creates transaction adjustments which are included in administrative expenses in the accompanying consolidated statements of operations and comprehensive loss. The amounts of foreign currency translation were ($327,779) and ($246,346) for the years ended December 31, 2020 and 2019, respectively.

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

As of December 31, 2020, the Company had warrants and convertible bonds outstanding which could potentially dilute basic loss per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been anti-dilutive due to the net losses.

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

Financial instruments are measured as follows:-

The notional amounts of financial assets and financial liabilities with a maturity of less than one year are assumed to approximate their fair values.

The fair value of balances with related parties have not been determined as the timing of the expected cash flows of these balances cannot be reasonably determined because of the relationship.

Conversion Option – Convertible bonds

The Company accounts for convertible bond in accordance with the guidelines established by ASC 470-20, “Debt with Conversion and Other Options”. The Company separates the convertible bond into liability and equity components. The Beneficial Conversion Feature ("BCF") of a convertible bond, which is the equity component and recorded as additional paid-in capital, is normally characterized as the convertible portion or feature of certain bonds payable that provide a rate of conversion that is below market value or in-the-money when issued. The Company records a BCF related to the issuance of a convertible bond when issued.

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

TGS International Ltd. Notes to Consolidated Financial Statements December 31, 2020 and 2019

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

Recent changes in accounting standards

Pending Adoption as at year end

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments”. In November 2018, FASB issued ASU No. 2018-19, “Codification Improvements to ASC 326, Financial Instruments-Credit Losses”, which amends the scope and transition requirements of ASU 2016-13. ASC 326 requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. ASC 326 will originally become effective for the Company beginning January 1, 2020, with early adoption permitted, on a modified retrospective approach. As a smaller reporting company, the effective date for the Company has been delayed until fiscal years beginning after December 15, 2022, in accordance with ASU 2019-10, although early adoption is still permitted. This standard is not expected to have a material impact to the Company’s consolidated financial statements after evaluation.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (ASC 740): Simplifying the Accounting for Income Taxes”. The amendments in this ASU simplify the accounting for income taxes, eliminates certain exceptions to the general principles in ASC 740 and clarifies certain aspects of the current guidance to improve consistent application among reporting entities. ASU 2019-12 is effective for fiscal years beginning after December 15, 2021 and interim periods within annual periods beginning after December 15, 2022, though early adoption is permitted, including adoption in any interim period for which financial statements have not yet been issued. This standard is not expected to have a material impact to the Company’s consolidated financial statements after evaluation.

In August 2020, the FASB issued No. ASU 2020-06, “Debt with Conversion and Other Options (ASC 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (ASC 815-40)”. This ASU simplifies the accounting for convertible instruments. The guidance removes certain accounting models which separate the embedded conversion features from the host contract for convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted no earlier than the fiscal year beginning after December 15, 2020. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that could impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued, but are not yet effective, that might have a material impact on the consolidated financial statements of the Company.

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment include the following:-

	December 31, 2020	December 31, 2019

Buildings	$152,902	$159,364
Leasehold improvements	-	120,524
Furniture, fixture and equipment	67,770	66,582
Motor vehicles	314,776	338,320
Factory equipment	216,801	230,290
Mineral properties	1,322,125	1,375,608

Less: accumulated depreciation	(431,378)	(522,609)
	1,642,996	1,768,079
Construction in progress	664,574	638,289
Total property, plant and equipment	$2,307,570	$2,406,368

Construction in progress is mainly related to a power station under construction and stall cables to be used during the construction of the shaft at the mine sites. During the years ended December 31, 2020 and 2019, depreciation expenses charged to the consolidated statements of operations amounted to $48,884 ($15,406 to administrative expenses and $33,478 to depreciation of factory equipment) and $51,898 ($23,000 to administrative expenses and $28,898 to depreciation of factory equipment), respectively.

TGS International Ltd. Notes to Consolidated Financial Statements December 31, 2020 and 2019

NOTE 4 – INTANGIBLE ASSETS

Intangible assets consist of acquired mining rights.

As of December 31, 2020 and 2019, the Company owned three mining rights in Mongolia.

Cost
At December 31, 2020 and 2019	$1,097,362

Accumulated amortization and impairment loss
At December 31, 2020 and 2019	-

Net book value
At December 31, 2020	$1,097,362

At December 31, 2019	$1,097,362

As of December 31, 2020, future minimum amortization expenses in respect of intangible assets are as follows:

Year ending December 31,

2021	$-
2022	70,304
2023	75,991
2024	80,854
2025	81,848
Thereafter	788,365
$1,097,362

NOTE 5 – LEASING ARRANGEMENT

The Company leases certain office and warehouse spaces under operating leases in Hong Kong and Mongolia. Operating lease assets and obligations are reflected within right-of-use asset, and current lease liability respectively, on the consolidated balance sheet.

The discount rate implicit within the leases is generally not determinable and therefore the Company determines the discount rate based on its incremental borrowing rate. The incremental borrowing rate for the leases is determined based on lease term and currency in which lease payments are made, adjusted for impacts of collateral. The weighted average discount rate used to measure the operating lease liabilities in 2020 and 2019 was 11%.

	December 31, 2020	December 31, 2019
Assets
Right-of-use assets	$-	$189,456

Liabilities
Current portion of operating lease liabilities	$-	$189,456

Total lease liabilities	$-	$189,456

TGS International Ltd. Notes to Consolidated Financial Statements December 31, 2020 and 2019

NOTE 5 – LEASING ARRANGEMENT (CONTINUED)

Maturity Analysis of Lease Liabilities:

	December 31, 2020	December 31, 2019

December 31, 2020	$-	$217,033
December 31, 2021	13,284	4,106
Total lease payments, undiscounted	13,284	221,139
Less short-term lease payments	(13,284)	(20,564)
Less amount of lease payment representing interest	-	(11,119)
Total present value of lease payments	-	189,456
Less: Current portion of operating leases liabilities	-	(189,456)

Non-current operating leases liabilities	$-	$-

Lease costs for all operating leases classified under ASC 842 for the years ended December 31, 2020 and 2019 were $202,357 and $206,643 respectively.

Supplemental cash flow and other information related to leases is as follows:

	December 31, 2020	December 31, 2019
Total lease liabilities	$-	$189,456
Cash payment for amounts included in the measurement of lease liabilities within operating cash flows	$202,357	$206,643
Weighted average remaining lease term (years)	-	0.97
Weighted average discount rate	11%	11%

NOTE 6 – INCOME TAXES

The Company is subject to tax on an entity basis on income arising in or derived from the United States of America, Republic of Seychelles, Mongolia, PRC and Hong Kong.

United States Tax

The federal income tax rate in the United States is 21%. The Company is subject to income taxes in the United States of America for each of the years ended December 31, 2020 and 2019.

Seychelles Tax

The statutory tax rate in the Republic of Seychelles is 25% on the first 1 million Seychelles Rupee of taxable income and 33% on the remainder. The Company is subject to income taxes in the Republic of Seychelles for each of the years ended December 31, 2020 and 2019.

Hong Kong Tax

BMHK, AHK and CAHK are subject to Hong Kong profits tax at the rate of 16.5% on the assessable profits. No provision for Hong Kong profits tax has been made as these companies incurred a loss for each of the years ended December 31, 2020 and 2019.

TGS International Ltd. Notes to Consolidated Financial Statements December 31, 2020 and 2019

NOTE 6 – INCOME TAXES (CONTINUED)

Mongolia Corporate Income Tax

KSS and SHG are registered and operate in Mongolia and are subject to Mongolia Corporate Income Tax at the rate of 10% on taxable income below MNT6 billion (2019: MNT3 billion), or MNT600 million (2019: MNT300 billion) plus 25% on taxable income exceeding MNT6 billion for the year ended December 31, 2020 (2019: MNT3 billon). Provision for Mongolia corporate income tax has been made for the year ended December 31, 2020 as SHG generated profits in the current year (2019: Nil). No provision for Mongolia corporate income tax has been made for KSS as it incurred a loss for each of the years ended December 31, 2020 and 2019.

PRC Enterprise Income Tax

BMIM is subject to PRC Enterprise Income Tax at the statutory rate of 25%. No provision for PRC Enterprise Income Tax has been made as this company incurred a loss for each of the years ended December 31, 2020 and 2019.

The Company’s deferred tax assets and liabilities as of December 31, 2020 and 2019 are attributable to the following:

	As of
	December 31, 2020	December 31, 2019

Tax loss carry forwards	$406,048	$301,091
Less: Valuation allowance	(406,048)	(301,091)
	$-	$-

Changes in valuation allowance are as follows:

	As of
	December 31, 2020	December 31, 2019

Beginning balance	$301,091	$287,735
Increase in valuation allowance	100,769	13,011
Exchange difference	4,188	345
Ending balance	$406,048	$301,091

As of December 31, 2020 and 2019, the Hong Kong subsidiaries have tax losses arising in Hong Kong of approximately $2,165,359 (2019: $1,602,522) that are available indefinitely for offsetting against their future taxable profits. The PRC subsidiary has tax losses arising in PRC of approximately $195,057 (2019: $146,700) that are available for offsetting against its future taxable profits, which expire between 2022-2025 and between 2022-2024, respectively. The Company had total accumulated tax losses amounting to approximately $2,360,416 and $1,749,222 (the tax effect thereon being approximately $406,048 and $301,091), respectively, subject to the final agreement by the relevant tax authorities, which may be carried forward and applied to reduce future taxable income which is earned in or derived from the jurisdictions in which the tax losses were incurred. Realization of deferred tax assets associated with tax loss carry forwards is dependent upon generating sufficient taxable income prior to their expiration. A full valuation allowance is established against such tax losses at each balance sheet date since management believes it is more likely than not that such tax losses will not be utilized.

A reconciliation of the income tax expense to the amount computed by applying the statutory tax rate of 21% to the loss before income taxes in the consolidated statements of operations and comprehensive loss is as follows:-

	December 31, 2020	December 31, 2019

Loss before income taxes	$(1,195,251)	$(2,115,716)

Tax loss at the statutory tax rate of 21%	(251,003)	(444,300)
Effect of different tax rates in other jurisdictions	(30,398)	(12,910)
Non-deductible items	210,460	488,717
Non-taxable items	(5,964)	(44,518)
Change in valuation allowance	100,769	13,011
Tax effect of temporary differences not recognized	(652)	-

Income tax expense	$23,212	$-

TGS International Ltd. Notes to Consolidated Financial Statements December 31, 2020 and 2019

NOTE 7 – OTHER PAYABLES

	As of
	December 31, 2020	December 31, 2019

Tax and social insurance payable	$86,601	$53,087
Contract liabilities	296,657	289,786
Temporary receipts	739,948	720,278
Other payables	445,669	241,204
	$1,568,875	$1,304,355

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

NOTE 8 – CONVERTIBLE BONDS

As of December 31, 2020 and 2019, the Company had the following convertible bond outstanding:

	As of
	December 31, 2020		December 31, 2019

	Principal	Accrued Interest	Principal	Accrued Interest
November 2019 HK$1.5 million (equivalent to $192,308) convertible into common shares at $3.60 per share, 5% interest, due April 30, 2021	$192,308	$10,564	$192,308	$930
Less: Bond discount	(1,354)	-	(4,313)	-
	$190,954	$10,564	$187,995	$930

For the year ended December 31, 2020, four new convertible bond agreements were entered into between the Company, Arcus and third party investors. All of them matured during the year and were settled by issuing 92,275 common shares at a price stated in the respective agreements, representing loans of HK$2.6 million and interest expenses of HK$5,521, for a total of HK$2,605,521 (equivalent to $334,027) (see note 12). In addition, the Company recognized a beneficial conversion feature discount to the bond of $7,390 that was amortized during the year. Additionally, the Company recognized non-cash interest of $695 on these bonds.

For the year ended December 31, 2019, four convertible bond agreements were entered into between the Company, Arcus and third party investors. Three of the bonds matured in 2019 and were settled by issuing 141,782 common shares at a price stated in the respective agreements, representing loans of HK$4 million and interest expenses of HK$8,333, for a total of HK$4,008,333 (equivalent to $513,888) (see note 12). In addition, the Company recognized a beneficial conversion feature discount to the bond of $10,705 that was amortized during the preceding year. Additionally, the Company recognized non-cash interest of $1,068 on these bonds.

On November 26, 2019, a convertible bond agreement was signed including a HK$1.5 million (equivalent to $192,308) loan bearing interest of 5% per annum for six months. The convertible bond originally matured on May 25, 2020 with a conversion price of $3.60 per share. In addition, the Company recognized a beneficial conversion feature discount to the bond of $5,342 that is being amortized over the period using the effective interest method. On May 11, 2020, the Company signed an extension letter with the bondholder to extend the maturity date from May 25, 2020 to September 30, 2020. Therefore, the Company recognized an additional beneficial conversion feature discount to the bond of $234 that is being amortized over the period using the effective interest method. On September 11, 2020, the Company signed an extension letter with the bondholder to further extend the maturity date from September 30, 2020 to April 30, 2021. Therefore, the Company further recognized an additional beneficial conversion feature discount to the bond of $147 that is being amortized over the period using the effective interest method. For the year ended December 31, 2020, the Company amortized $3,340 (2019: $1,029) of the discount and recognized non-cash interest of $9,634 (2019: $930) to interest expenses. The unamortized debt discount on the convertible bond as of December 31, 2020 was $1,354 (2019: $4,313).

NOTE 9 – OTHER LOANS

As of December 31, 2020 and December 31, 2019, a loan of $147,326 and $132,423 respectively was borrowed from an unrelated party. The loan is unsecured, has no collateral or guarantee and carries interest at 11.61% per annum and repayable on December 31, 2029.

As of December 31, 2020, a loan of HK$217,133 (equivalent to $27,837) was borrowed from an unrelated party. The loan is unsecured, has no collateral or guarantee and carries interest at 10% per annum and repayable on June 23, 2021.

TGS International Ltd. Notes to Consolidated Financial Statements December 31, 2020 and 2019

NOTE 10 – PROVISION FOR ASSET RETIREMENT OBLIGATIONS

The Company’s asset retirement obligations relate to future remediation and decommissioning activities at the three fluorite mines.

At December 31, 2018	31,383
Additions	3,179
Exchange adjustments	(1,119)

At December 31, 2019	33,443
Additions	3,300
Exchange adjustments	(1,393)

At December 31, 2020	$35,350

NOTE 11 – PROVISION FOR EXPLORATION ASSET COMPENSATION

At December 31, 2018	102,127
Exchange adjustments	(3,385)

At December 31, 2019	98,742
Additions	24,877
Exchange adjustments	(4,283)

At December 31, 2020	$119,336

NOTE 12 – CAPITAL STOCK

For the year ended December 31,2019, the Company issued a second subscription package (the “Second Subscription Package”) of up to $825,000, consisting of 330,000 common shares and 66,000 warrants exercisable at $3.00 to purchase common stock within three years from the respective issuance dates, to accredited investors. The Company also issued to the placement agent 33,000 common shares at a price of $3.70 per common share for the services rendered (equivalent to $122,100).

For the year ended December 31, 2019, there were four convertible bond agreements entered into between the Company, Arcus and third party investors. Three of the bonds matured in 2019 and were settled by issuing 141,782 common shares at a price stated in the respective agreements, representing loans of HK$4 million and interest expenses of HK$8,333, for a total of HK$4,008,333 (equivalent to $513,888).

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

For the year ended December 31, 2020, there were a total of four new convertible bond agreements entered into between the Company, a subsidiary of the Company, Arcus Mining Holdings Limited (“Arcus”), and third party investors.

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

On December 21, 2020, the Company issued 13,809 common shares at a price of $4.00 per share to settle the amount due to a director of HK$430,855 (equivalent to $55,238).

TGS International Ltd. Notes to Consolidated Financial Statements December 31, 2020 and 2019

NOTE 13 – REVENUE

	December 31, 2020	December 31, 2019
Disaggregation of revenue:-
Revenue from contract with customers within the scope of ASC 606, types of goods and services
Sales of minerals – point in time	$753,694	$282,857

NOTE 14 – SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

(a)	Loan from a related person

As of December 31, 2020 and December 31, 2019, loan from a related person included HK$3 million (equivalent to $386,916 and $385,158 respectively) borrowed from the wife of one of the Company’s stockholders on May 21, 2018. The loan is unsecured, has no collateral or guarantee and carries interest at a monthly rate of 3.08% for the first month and a monthly rate of 1.08% for the rest of the term. The loan originally was due to be repaid on May 20, 2019, however, on April 24, 2019, the repayment date was extended to May 20, 2020. On April 28, 2020, the repayment date was extended to May 20, 2021, and the interest changed to be at a monthly rate of 2.08% for the first month and a monthly rate of 1.08% for the rest of the term.

(b)	Interest expense paid to related persons

For the years ended December 31, 2020 and 2019, interest expense of HK$420,000 (equivalent to $54,148) and HK$462,326 (equivalent to $59,015), respectively, was paid to related persons.

(c)	Amounts due to stockholders

As of December 31, 2020, amounts due to stockholders, Kwong Bun Mak, Xianqin Pan and Kwing Chun Chu, were $376,246; while as of December 31, 2019, amounts due to stockholders, Chi Kin Loo, Kwong Bun Mak, Xianqin Pan and Tak Leung Ho, were $872,968. The Company is currently in the exploration stage, and the stockholders advanced $349,387 working capital to meet the financing requirement in 2020.

On April 20, 2020, the Company issued 25,641 common shares at a price of $4.00 per share to settle the amount due to a stockholder of HK$800,000 (equivalent to $102,564) (see note 12). On September 14, 2020, the Company issued 39,677 common shares at a price of $4.00 per share to settle the amount due to a stockholder of HK$1,237,941 (equivalent to $158,710) (see note 12). Amounts due to stockholders are unsecured, interest-free and there are no fixed terms for repayment. The stockholders have agreed not to demand repayment within the next 12 months from the balance sheet date.

(d)	Amount due to directors

As of December 31, 2020 and 2019, amount due to a director, Tak Shing Eddie Wong, of HK$604,500 (equivalent to $77,964) and HK$576,000 (equivalent to $73,950) respectively. The amount is unsecured, has no collateral or guarantee and is interest-free. The amount was fully settled on March 3, 2021.

As of December 31, 2019, amount due to a director, Sai Kit Leung, was HK$350,855 (equivalent to $45,045). During the year, he advanced HK$80,000 (equivalent to $10,314) to the Company. On December 21, 2020, the Company issued 13,809 common shares at a price of $4.00 per share to settle the amount due to the director of HK$430,855 (equivalent to $55,238) (see note 12).

On December 10, 2020, Mr. Chi Kin Loo was appointed as a director of the Company. As of December 31, 2020, there was an amount due to the director of HK$7,378,106 (equivalent to $951,569). During the year, he advanced HK$3,024,000 (equivalent to $389,868) to the Company. This amount is unsecured, interest-free and there are no fixed terms for repayment. The director has agreed not to demand repayment within 12 months of the balance sheet date.

TGS International Ltd. Notes to Consolidated Financial Statements December 31, 2020 and 2019

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

	Years Ended
	December 31, 2020	December 31, 2019
Numerator:
Net loss	$(1,218,463)	$(2,115,716)

Denominator:
Weighted-average common stock, basic	14,900,748	14,532,189
Dilutive effect of warrants	–	–
Dilutive effect of convertible bonds	–	–
Incremental dilutive shares	–	–
Weighted-average common stock, diluted	14,900,748	14,532,189
Net loss per share, basic and diluted	$(0.08)	$(0.15)

Note: During the year ended December 31, 2020 and 2019, the Company had warrants and convertible bond outstanding which could potentially be anti-dilutive in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been anti-dilutive due to the net losses.

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

Set out below are the major parameters adopted in the valuation:

Grant date	January to April 2019
Stock price of the issuer at respective grant dates	$3.50
Risk-free rate	14.01% to 14.27%
Volatility	54.63% to 56.74%
Dividend yield	0.00%

The warrants outstanding and fair values at each of the respective valuation dates are summarized below:

Grant date	Warrants Outstanding	Fair Value per Share	Fair Value $
2018	50,000	$0.07	$3,490
2019	66,000	1.91	125,900
Less: warrants forfeited	(50,000)	(0.07)	(3,490)
As at December 31, 2019 and 2020	66,000		$125,900

TGS International Ltd. Notes to Consolidated Financial Statements December 31, 2020 and 2019

NOTE 17 – SUBSEQUENT EVENTS

The Company was supposed to resume exploratory and construction work at Mine B in the early second quarter of 2020. However, the global COVID-19 outbreak has resulted in delays in the resumption of work since the Chinese workers cannot enter into Mongolia until April 30, 2021 at the earliest.

The Company is dependent on its workforce, mainly Chinese workers, to perform the mining work. The closure of borders implemented by the Mongolian Government has impacted the Company’s ability to deploy its workforce effectively. While expected to be temporary, prolonged workforce disruptions have negatively impacted sales in Mine B in fiscal year 2020 and the Company’s overall liquidity.

If these developments continue throughout 2021, we expect very limited sales and operations in Mine B in 2021 as well. However, the Mongolian office has liaised with the relevant government departments to prepare visa applications for the Chinese workers, in case workers are allowed to enter into Mongolia since April 30, 2021.

Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for the 2021 fiscal year.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in SEC Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of December 31, 2020.

(b) Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, our president (our principal executive officer and our principal accounting officer and principal financial officer), to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of our company are being made only in accordance with authorizations of management and directors of our company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Further, the evaluation of the effectiveness of internal control over financial reporting was made as of a specific date, and continued effectiveness in future periods is subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013). Based on this assessment, management concluded that as of December 31, 2020, our internal control over financial reporting was effective.

(c) Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2020 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Name	Age	Positions

Tak Shing Eddie Wong	57	Chairman of the Board of Directors, Chief Executive Officer and President

Sai Kit Leung	64	Chief Financial Officer and Secretary

Chi Kin Loo	52	Director

Mr. Wong, 57, has held numerous senior management positions with various Asian companies in different industries. He is currently the chief executive officer of Peak Strategy Management Co., Ltd., a Hong Kong company providing business general consultancy services. Since March 2014, Mr. Wong has been the chief consultant of Conpak Management Group, a Hong Kong company providing corporate consultancy services, and is responsible for advising on its various projects and overall development. Mr. Wong is also the chief strategy officer of Sinostar Securities Limited, a Hong Kong company offering securities trading services, and is responsible for overseeing its overall business development. Mr. Wong previously served as the chief executive officer of He Zheng Yuan Agriculture Group Limited, a PRC company focusing on agricultural trades and provision of food and beverage, from June 2016 to February 2018 and Mondo Vantaggio Pte. Ltd., a Singaporean company operating luxury multi-brand stores, from October 2014 to June 2016. Between April 2016 and December 2016, he was the chief financial officer of Happy Animation (Shenzhen) Co., Ltd., a PRC company focusing on amination and education related development. Mr. Wong holds a certificate in Hotel Business Program offered by Cartas Bianchi College of Careers. He is also a member of China Academy of Management Science and a qualified Senior Financial Planner certified by the PRC.

Mr. Leung, 64, has been the chief financial officer of Arcus Mining Holdings Limited since November 2015. Prior to joining Arcus Mining Holdings Limited, Mr. Leung had over 35 years of experience in the banking industry. In August 1975, Mr. Leung joined Nanyang Commercial Bank as a clerk. From March 1991 to August 2015, he served as the head of treasury of Nanyang Commercial Bank, and was responsible for treasury duties including cash and liquidity management, banking facilities arrangement, advising management on the treasury position of the business, short-term and long-term liquidity, preparing cash flow forecasts and performing financial modelling. Mr. Leung holds a Master Degree of Science in Financial Engineering from the City University of Hong Kong.

Chi Kin Loo, 52, is the major shareholder prior to his appointment as a director of the Board on December 10, 2020. Prior to joining the Company, Mr. Loo has been working in the financial industry for over 15 years, specialized in wealth management and insurance. Since 2011, Mr. Loo has been a regional manager of FTLife Insurance Company Limited, a wholly-owned subsidiary of NWS Holdings Limited. In 2014, Mr. Loo was awarded the Distinguished Manager Award by the Life Underwriters Association of Hong Kong Ltd. From 2011 to 2014, Mr. Loo served as a director of Universal Mining Group Holdings Ltd. Mr. Loo has been granted license Type 1, 7 and 8 by the Hong Kong Securities and Investment Institute. Mr. Loo graduated from Buddhist Sum Heung Lam Memorial College in 1985.

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

Board and Committee Meetings

Our Board of Directors held no in person meetings during the year ended December 31, 2020. All proceedings of the Board of Directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

For the year ended December 31, 2020, there was no standing nominating committee or committee performing similar functions for our company. Mr. Wong participates in the consideration of director nominees.

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

Section 16(a) of the Securities Exchange Act of 1934

Based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the year ended December 31, 2020, our directors and executive officers complied with Section 16(a) filing requirements applicable to them.

Item 11. Executive Compensation

Executive Officer Compensation

Set forth below is information regarding the compensation paid during the years ended December 31, 2019 and 2020 to our principal executive officer and principal financial officer, who are collectively referred to as “named executive officers” elsewhere in this Annual Report.

Name and Principal Compensation	Year	Salary ($)

Tak Shing Eddie Wong	2020	122,994
Chairman of the Board of Directors, Chief Executive Officer and President	2019	121,777

Sai Kit Leung	2020	Nil
Chief Financial Officer and Secretary	2019	Nil

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

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended December 31, 2020.

Director Compensation

Our directors are reimbursed for expenses incurred by them in connection with attending Board of Directors’ meetings. During the years ended December 31, 2019 and 2020, salary amounting $121,777 and $122,994 was paid to director, Tak Shing Eddie Wong, respectively. During the years ended December 31, 2019 and 2020, salary amounting $22,517 and $24,827 was paid to director, Ka Yi Poon, respectively. No compensation was paid to the other directors.

On September 22, 2020, two directors, Mr. Shaowei DENG and Miss Ka Yi POON, resigned from the Company for personal reasons.

Name and Principal Compensation	Year	Salary ($)

Chi Kin Loo	2020	Nil
	2019	Nil

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

On March 19, 2021, we had 14,962,298 shares of common stock and 66,000 warrants issued and outstanding. The following table sets forth certain information with respect to the beneficial ownership of our securities as of March 19, 2021, for (i) each of our directors and executive officers; (ii) all of our directors and executive officers as a group; and (iii) each person who we know beneficially owns more than 5% of our common stock.

Beneficial ownership data in the table has been calculated based on Commission rules that require us to identify all securities that are exercisable or convertible into shares of our common stock within 60 days of March 19, 2021 and treat the underlying stock as outstanding for the purpose of computing the percentage of ownership of the holder.

Except as indicated below, the stockholders listed possess sole voting and investment power with respect to their shares. Unless otherwise noted, the principal address of each of the stockholders, directors and officers listed below is at Room 20, 8/F., Woon Lee Commercial Building, 7-9 Austin Ave., Tsim Sha Tsui, Kowloon, Hong Kong.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percent of Class

5% Holders
Kwong Bun Mak	1,603,375	10.72%
Brilliant New Ventures Limited (2)	1,603,375	10.72%
Xianqin Pan	1,676,208	11.20%
Empire Glory International Limited (3)	1,676,208	11.20%
Tak Leung Ho	1,610,507	10.76%
Virtue Success Global Limited (4)	1,610,507	10.76%
Linfa Sun	1,156,344	7.73%
Go Achiever International Limited (5)	1,156,344	7.73%

Directors and Officers:
Tak Shing Eddie Wong	281,007	1.88%
Sai Kit Leung	190,010	1.27%
Chi Kin Loo	5,860,161	39.17%
Talent World Group Limited (1)	5,860,161	39.17%
New Precision Global Limited (1)	5,860,161	39.17%

Directors and officers as a group (3 Individuals) (6)	6,331,178	42.32%

_________

(1)	Talent World Group Limited and New Precision Global Limited are controlled by Chi Kin Loo.
(2)	Brilliant New Ventures Limited is controlled by Kwong Bun Mak.
(3)	Empire Glory International Limited is controlled by Xianqin Pan.
(4)	Virtue Success Global Limited is controlled by Tak Leung Ho.
(5)	Go Achiever International Limited is controlled by Linfa Sun.
(6)	Represents common stock held by Tak Shing Eddie Wong, Sai Kit Leung and Chi Kin Loo.

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

As of December 31, 2020 and 2019, loan from a related person included a HK$3 million (equivalent to $386,916 and $385,158 respectively) borrowed from the wife of one of the Company’s stockholders on May 21, 2018. The loan is unsecured, has no collateral or guarantee and carries interest at a monthly rate of 3.08% for the first month and a monthly rate of 1.08% for the rest of the term. The loan originally was due to be repaid on May 20, 2019, however, on April 24, 2019, the repayment date was extended to May 20, 2020. On April 28, 2020, the repayment date was extended to May 20, 2021, and the interest changed to be at a monthly rate of 2.08% for the first month and a monthly rate of 1.08% for the rest of the term.

As of December 31, 2020, amounts due to stockholders, Kwong Bun Mak, Xianqin Pan and Kwing Chun Chu, were $376,246; while as of December 31, 2019, amounts due to stockholders, Chi Kin Loo, Kwong Bun Mak, Xianqin Pan and Tak Leung Ho, were $872,968. The Company is currently in the exploration stage, and the stockholders advanced $349,387 working capital to meet the financing requirement in 2020.

On April 20, 2020, the Company issued 25,641 common shares at a price of $4.00 per share to settle the amount due to a stockholder of HK$800,000 (equivalent to $102,564). On September 14, 2020, the Company issued 39,677 common shares at a price of $4.00 per share to settle the amount due to a stockholder of HK$1,237,941 (equivalent to $158,710). Amounts due to stockholders are unsecured, interest-free and there are no fixed terms for repayment. The stockholders have agreed not to demand repayment within the next 12 months from the balance sheet date.

As of December 31, 2020 and 2019, amount due to a director, Tak Shing Eddie Wong, of HK$604,500 (equivalent to $77,964) and HK$576,000 (equivalent to $73,950) respectively. The amount is unsecured, has no collateral or guarantee and is interest-free. The amounts were fully settled on March 3, 2021.

As of December 31, 2019, amount due to a director, Sai Kit Leung, of HK$350,855 (equivalent to $45,045). During the year, he advanced HK$80,000 (equivalent to $10,314) to the Company. On December 21, 2020, the Company issued 13,809 common shares at a price of $4.00 per share to settle the amount due to the director of HK$430,855 (equivalent to $55,238).

On December 10, 2020, Mr. Chi Kin Loo was appointed as a director of the Company. As of December 31, 2020, there was an amount due to the director of HK$7,378,106 (equivalent to $951,569). During the year, he advanced HK$3,024,000 (equivalent to $389,868) to the Company. This amount is unsecured, interest-free and there are no fixed terms for repayment. The director has agreed not to demand repayment within 12 months of the balance sheet date.

Director Independence

We currently have three directors. We do not have a standing audit, compensation or nominating committee, but our entire Board of Directors’ acts in such capacities. We believe that our Board of Directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The Board of Directors of our company does not believe that it is necessary to have a standing audit, compensation or nominating committee because we believe that the functions of such committees can be adequately performed by the Board of Directors.

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

During the fiscal year ended December 31, 2020, the total fees billed by Moore Stephens CPA Limited for audit-related services was $89,500, for tax services was $0 and for all other services was $0.

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

TGS International Ltd.

Date: March 19, 2021	By:	/s/ Tak Shing Eddie Wong
Tak Shing Eddie Wong
President, Chief Executive Officer and Chairman of the Board of Directors

Date: March 19, 2021	By:	/s/ Sai Kit Leung
Sai Kit Leung
Chief Financial Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tak Shing Eddie Wong	President, Chief Executive Officer and Chairman of the Board of Directors	March 19, 2021
Tak Shing Eddie Wong	(Principal Executive Officer)

/s/ Sai Kit Leung	Chief Financial Officer and Secretary	March 19, 2021
Sai Kit Leung	(Principal Financial and Accounting Officer)

/s/ Chi Kin Loo	Director	March 19, 2021
Chi Kin Loo

