Form 10-Q
period 2021-03-31
TGS International Ltd.
filed 2021-05-14
CIK 1701859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 333-217451

TGS INTERNATIONAL LTD.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Room 20, 8/F., Woon Lee Commercial Building, 7-9 Austin Ave., Tsim Sha Tsui Kowloon, Hong Kong	N/A
(Address of principal executive offices)	(Zip Code)

(+852) 2116-3863

(Registrant’s telephone number, including area code)

Former address

Suite 1023, 10/F., Ocean Centre, 5 Canton Rd. Tsim Sha Tsui, Kowloon, Hong Kong

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

14,962,298 shares of common stock issued and outstanding as of May 14, 2021.

TGS INTERNATIONAL LTD.

FORM 10-Q

PART I – FINANCIAL INFORMATION

TGS International Ltd. Consolidated Balance Sheets (unaudited)

	March 31, 2021	December 31, 2020
Assets

Current assets
Cash and cash equivalents	$76,470	$69,401
Accounts receivable	667,739	787,023
Other receivables	569,852	532,943
Prepayments and deposits	141,550	205,169

Total current assets	1,455,611	1,594,536

Non-current assets
Property, plant and equipment	2,296,469	2,307,570
Intangible assets	1,097,362	1,097,362
Deposit	50,161	50,299

Total assets	$4,899,603	$5,049,767

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$457,837	$457,824
Accrued charges	144,535	123,241
Other payables	1,543,561	1,568,875
Income tax payable	22,952	22,951
Amount due to a stockholder	64,485	-
Amount due to a director	-	77,964
Loan from a related person	385,853	386,916
Convertible bond payable, net	191,966	190,954
Other loan	28,522	27,837

Total current liabilities	2,839,711	2,856,562

Non-current liabilities
Amounts due to stockholders	396,634	376,246
Amount due to directors	961,175	951,569
Other loan	146,921	147,326
Provision for asset retirement obligations	35,351	35,350
Provision for exploration asset compensation	119,339	119,336

Total non-current liabilities	1,659,420	1,629,827

Total liabilities	4,499,131	4,486,389

Commitments	-	-

Stockholders’ equity
Capital Stock
-Preferred stock, $0.0001 par value; 100,000,000 shares authorized, nil issued and outstanding	-	-
-Common stock, $0.0001 par value; 200,000,000 shares authorized, 14,962,298 shares issued and outstanding as of March 31, 2021 and December 31, 2020	1,496	1,496

Additional paid in capital	11,483,220	11,483,220
Accumulated deficit	(11,124,298)	(10,951,630)
Accumulated other comprehensive income	40,054	30,292

Total stockholders’ equity	400,472	563,378

Total liabilities and stockholders’ equity	$4,899,603	$5,049,767

The accompanying notes are an integral part of these interim consolidated financial statements.

TGS International Ltd. Consolidated Statements of Operations and Comprehensive Loss (unaudited)

	Three months ended March 31,
	2021	2020

Revenue	$-	$53,963
Cost, expenses and other:
Exploration	(4,147)	(53,392)
Selling and distribution	(8,560)	(46,637)
Depreciation of factory equipment	(9,021)	(9,216)
Administrative	(129,837)	(341,528)

Loss from operations	(151,565)	(396,810)
Interest expenses	(21,103)	(29,821)
Loss before provision for income taxes	(172,668)	(426,631)

Income taxes	-	-
Net loss	(172,668)	(426,631)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	9,762	62,325
Comprehensive loss	$(162,906)	$(364,306)

Net loss per share:
Basic and Diluted net loss per share	$(0.01)	$(0.03)

Weighted average number of common shares outstanding:
Basic and diluted	14,962,298	14,833,407

The accompanying notes are an integral part of these interim consolidated financial statements.

TGS International Ltd. Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

			Additional		Accumulated other
	Common Stock		Paid-in	Accumulated	comprehensive
	Shares	Amount	Capital	deficit	income	Total
Balance as of December 31, 2020	14,962,298	$1,496	$11,483,220	$(10,951,630)	$30,292	$563,378

Net loss	-	-	-	(172,668)	-	(172,668)

Foreign currency translation adjustments	-	-	-	-	9,762	9,762

Balance as of March 31, 2021	14,962,298	$1,496	$11,483,220	$(11,124,298)	$40,054	$400,472

The accompanying notes are an integral part of these interim consolidated financial statements.

TGS International Ltd. Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2021 (unaudited)

	For the Three Months Ended March 31,
	2021	2020

Cash flows from operating activities
Net loss	$(172,668)	$(426,631)

Adjustments to reconcile net loss to net cash used in operating activities:-
Depreciation of property, plant and equipment	11,811	12,856
Loss on disposal of property, plant and equipment	2,197	-
Net foreign exchange (gain)/losses	(1,361)	136,741
Amortization of right-of-use asset	-	52,074
Amortization of non-cash interest expenses and bond discount related to convertible bonds	3,383	13,190
Non-cash interest expenses related to other loans	17,720	3,830

Changes in assets and liabilities:-
Accounts receivable	119,310	(53,963)
Other receivables	(37,677)	(61,936)
Prepayments and deposits	63,111	173
Accrued charges	255	(109,683)
Accounts and other payables	(16,232)	26,877
Lease liabilities	-	(52,074)
Net cash used in operating activities	(10,151)	(458,546)

Cash flows from investing activities
Acquisition of property, plant and equipment	(3,048)	(1,373)
Proceeds from disposal of property, plant and equipment	351	-
Net cash used in investing activities	(2,697)	(1,373)

Cash flows from financing activities
Advances from stockholders	85,572	196,737
Advances from a director	12,923	5,469
Repayment to a director	(78,566)	(74,114)
Proceeds from new loan – other	-	25,641
Proceeds from issuance of convertible bonds	-	333,332
Net cash provided by financing activities	19,929	487,065

Net increase in cash and cash equivalents	7,081	27,146
Effect of exchange rate changes on cash and cash equivalents	(12)	(1,556)
Cash and cash equivalents, beginning of period	69,401	106,850
Cash and cash equivalents, end of period	$76,470	$132,440

Supplemental disclosures:-
Interest paid	$-	$12,801
Income tax paid	$-	$-
Cash paid for amounts included in measurement of lease liabilities	$-	$52,074

Non-cash investing and financing transactions:-
Conversion of convertible bond and accrued interest into common stock	$-	$334,027
Recognition of Beneficial Conversion Feature (“BCF”) discount at inception of convertible bonds	$-	$7,390

The accompanying notes are an integral part of these interim consolidated financial statements.

TGS International Ltd. Notes to Consolidated Financial Statements March 31, 2021 (Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND GOING CONCERN

TGS International Ltd. (“TGS”, “the Company”) was incorporated in the state of Nevada, United States on December 1, 2016. On September 14, 2018, the Company entered into a Share Exchange Agreement with Arcus Mining Holdings Limited (“Arcus”) and Mr. Chi Kin Loo, Billion Plus Limited, First Fortune Investment Limited, Great Win Limited and Master Value Holdings Limited (the “Selling Stockholders”), pursuant to which the Selling Stockholders agreed to sell all of their ordinary shares of Arcus to the Company in exchange for an aggregate of 7,000,000 shares of common stock of the Company. Arcus, which was incorporated in the Republic of Seychelles on June 17, 2014, and its subsidiaries are engaged in fluorite mining operations in Mongolia, including the processing and sales of fluorite products. Up to March 31, 2021 and the date of this report, the Company owns three mining rights in Mongolia (Mining license numbers: MV-016819, MV-017305 and MV-009918). The Company has adopted open-pit mining at Mine A which is located in Uulbayansoum, Sukhbaatar province (Mining license number: MV-009918). Due to COVID-19, the Mongolian Government has implemented various precautionary measures, including but not limited to closing all ports of entry from and into China until May 31, 2021 (“Precautionary Measures”). The Company has not been able to perform any exploration work at Mine B which is located in Bayan-Ovoo soum, Khentii province (Mining license number: MV-016819) since early 2020.

Basis of Presentation

These accompanying unaudited Consolidated Financial Statements of TGS as of and for the three months ended March 31, 2021 have been prepared in accordance with accounting principles generally accepted in United States of America (“U.S. GAAP”) for interim financial statements. Accordingly, the Consolidated Financial Statements do not include all the information and footnotes required by U.S. GAAP for complete annual financial statements. The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading. The balance sheet as of December 31, 2020 has been derived from the Company’s annual financial statements that were audited by an independent registered public accounting firm. These Consolidated Financial Statements should be read in conjunction with the annual financial statements and notes thereto in the Company’s Form 10-K for the year ended December 31, 2020. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results expected for the full year or for any future periods.

Going Concern

The Company incurred an operating loss of $172,668 for the three months ended March 31, 2021, and as of that date, the Company’s current liabilities exceeded its current assets by $1,384,100. Notwithstanding the operating loss incurred for the three months ended March 31, 2021 and the net current liabilities as of March 31, 2021, the accompanying consolidated financial statements have been prepared on a going concern basis. Since the Company is currently in the exploration stage, it is still in the capital investing period. The management expects the formal production will gradually resume after the Precautionary Measures in Mongolia are relaxed. Management has prepared a business cash flow forecast and it indicates that the Company will have positive cash inflow after the commencement of formal production in mid-2021. Management believes the Company will have sufficient working capital to meet its financing requirements for the next 12 months based on the financial support of certain stockholders, issuance of new convertible bonds, proceeds from unrelated party loans and upon their experience and their assessment of the Company’s projected performance, production ability and product market. The ability of the Company to emerge from the exploration stage depends upon the success management's plans. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Comparative amounts

Certain comparative figures have been reclassified to conform with the current period’s presentation and disclosures.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent issued accounting standards

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

In August 2020, the FASB issued No. ASU 2020-06, ”Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)”. This ASU simplifies the accounting for convertible instruments. The guidance removes certain accounting models which separate the embedded conversion features from the host contract for convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted no earlier than the fiscal year beginning after December 15, 2020. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that could impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued, but are not yet effective, that might have a material impact on the consolidated financial statements of the Company.

TGS International Ltd. Notes to Consolidated Financial Statements March 31, 2021 (Unaudited)

NOTE 3 – OTHER PAYABLES

	March 31, 2021	December 31, 2020

Tax and social insurance payable	$83,497	$86,601
Contract liabilities	295,752	296,657
Temporary receipts	733,974	739,948
Other payables	430,338	445,669
	$1,543,561	$1,568,875

NOTE 4 – CONVERTIBLE BONDS

As of March 31, 2021 and December 31, 2020, the Company had the following convertible bonds outstanding:

	As of
	March 31, 2021		December 31, 2020
	Principal	Accrued Interest	Principal	Accrued Interest
November 2019 HK$1.5 million (equivalent to $192,308) convertible into common shares at $3.60 per share, 5% interest, due April 30, 2021	$192,308	$12,935	$192,308	$10,564
Less: Bond discount	(342)	-	(1,354)	-
	$191,966	$12,935	$190,954	$10,564

Existing convertible bond agreements

On November 26, 2019, a convertible bond agreement was signed including a HK$1.5 million (equivalent to $192,308) loan bearing interest of 5% per annum for six months. The convertible bond had a maturity date of May 25, 2020 with a conversion price of $3.60 per share. In addition, the Company recognized a beneficial conversion feature discount to the bond of $5,342 that was amortized over the period using the effective interest method. On May 11, 2020, the Company signed an extension letter with the bondholder to extend the maturity date from May 25, 2020 to September 30, 2020. Therefore, the Company recognized an additional beneficial conversion feature discount to the bond of $234 that was amortized over the period using the effective interest method. On September 11, 2020, the Company signed an extension letter with the bondholder to further extend the maturity date from September 30, 2020 to April 30, 2021. Therefore, the Company further recognized an additional beneficial conversion feature discount to the bond of $147 that is being amortized over the period using the effective interest method. For the year ended December 31, 2020, the Company amortized $3,340 of the discount and recognized non-cash interest of $9,634 to interest expenses. The unamortized debt discount on the convertible bond as of December 31, 2020 was $1,354.

For the three months ended March 31, 2021, the Company amortized $1,012 of the discount and recognized non-cash interest of $2,371 to interest expenses. The unamortized debt discount on the convertible bond as of March 31, 2021 was $342. Subsequent to the period end March 31, 2021, the Company signed a supplementary agreement with the bondholder to further extend the maturity date from April 30, 2021 to May 20, 2021, change the interest rate from 5% to 8%, and revoke the convertible option.

Other convertible bond agreements

For the year ended December 31, 2020, four new convertible bond agreements were entered into between the Company, Arcus and third party investors. All of them matured during year 2020 and were settled by issuing 92,275 common shares at a price stated in the respective agreements, representing loans of HK$2.6 million and interest expenses of HK$5,521, for a total of HK$2,605,521 (equivalent to $334,027) (see note 8). In addition, the Company recognized a beneficial conversion feature discount to the bond of $7,390 that was amortized and recognized non-cash interest of $695 on these bonds during the year ended December 31, 2020.

TGS International Ltd. Notes to Consolidated Financial Statements March 31, 2021 (Unaudited)

NOTE 5 – SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

(a) Loan from a related person

As of March 31, 2021 and December 31, 2020, loan from a related person included HK$3 million (equivalent to $385,853 and $386,916, respectively) borrowed from the wife of one of the Company’s stockholders on May 21, 2018. The loan is unsecured, has no collateral or guarantee and carried interest at a monthly rate of 3.08% for the first month and a monthly rate of 1.08% for the rest of the term. The loan originally was due to be repaid on May 20, 2019, however, on April 24, 2019, the repayment date was extended to May 20, 2020. On April 28, 2020, the repayment date was extended to May 20, 2021, and the interest changed to be at a monthly rate of 2.08% for the first month and a monthly rate of 1.08% for the rest of the term.

(b) Interest expense paid to related persons

During the three months ended March 31, 2021 and 2020, interest expense of HK$98,870 (equivalent to $12,739) and HK$97,500 (equivalent to $12,545), respectively, was paid to related persons.

(c) Amounts due to stockholders

As of March 31, 2021, amount due to a stockholder, Kwing Chun Chu, was HK$501,370 (equivalent to $64,485). The amount due is unsecured, carries interest at 5% per annum and is repayable on September 11, 2021.

As of March 31, 2021, amounts due to stockholders, Kwong Bun Mak, Xianqin Pan, Kwing Chun Chu and Kam Shing William Yeung, were $396,634, and as of December 31, 2020, amounts due to stockholders, Kwong Bun Mak, Xianqin Pan and Kwing Chun Chu, were $374,246. The stockholders advanced $21,112 of working capital to meet the financing requirements for the three months ended March 31, 2021. Amounts due to stockholders are unsecured, interest-free and there are no fixed terms for repayment. The stockholders have agreed not to demand repayment within the next 12 months from the balance sheet date.

(d) Amount due to directors

On December 10, 2020, Mr. Chi Kin Loo was appointed as a director of the Company. As of March 31, 2021 and December 31, 2020, there was an amount due to the director of HK$7,473,126 (equivalent to $961,175) and HK$7,378,106 (equivalent to $951,569), respectively. During the three months ended March 31, 2021, he advanced HK$100,300 (equivalent to $12,900) to the Company. This amount is unsecured, interest-free and there are no fixed terms for repayment. The director has agreed not to demand repayment within 12 months of the balance sheet date.

As of December 31, 2020, amount due to a director, Mr. Tak Shing Eddie Wong, of HK$604,500 (equivalent to $77,964) was unsecured, had no collateral or guaranty and was interest-free. The amount was fully repaid on March 3, 2021. Mr. Tak Shing Eddie Wong resigned as director on March 31, 2021.

NOTE 6 – OTHER LOAN

As of March 31, 2021 and December 31, 2020, a loan of HK$222,475 (equivalent to $28,522) and HK$217,133 (equivalent to $27,837), respectively was borrowed from an unrelated party. The loan is unsecured, has no collateral or guaranty, carries interest at 10% per annum and repayable on June 23, 2021.

As of March 31, 2021 and December 31, 2020, a loan of $146,921 and $147,326, respectively was borrowed from an unrelated party. The loan is unsecured, has no collateral or guaranty, carries interest at 11.61% per annum and repayable on December 31, 2029.

NOTE 7 – NET LOSS PER SHARE

The following table presents the computation of basic and diluted net loss per share for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,
	2021	2020

Net loss per share - basic and diluted
Net loss	$(172,668)	$(426,631)
Weighted-average number of common shares outstanding – basic and diluted	14,962,298	14,833,407

Net loss per share:
Basic and diluted (Note)	$(0.01)	$(0.03)

Note: During the three months ended March 31, 2021 and 2020, the Company had warrants outstanding which could potentially dilute basic loss per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been anti-dilutive due to the net losses.

TGS International Ltd. Notes to Consolidated Financial Statements March 31, 2021 (Unaudited)

NOTE 8 – CAPITAL STOCK

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

NOTE 9 – WARRANT EQUITY

In 2018, the Company issued First Subscription Package of up to $52,500, consisting of 150,000 common shares and 50,000 warrants exercisable at $1.00 (the “Warrants”) to purchase common stock within three years from the issuance date, November 21, 2018, to accredited subscribers.

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

The warrants outstanding and fair values at each of the respective valuation dates are summarized below:

Grant date	Warrants Outstanding	Fair Value per Share	Fair Value $
2018	50,000	$0.07	$3,490
2019	66,000	1.91	125,900
Less: warrants forfeited	(50,000)	(0.07)	(3,490)
As at March 31, 2021 and December 31, 2020	66,000		$125,900

TGS International Ltd. Notes to Consolidated Financial Statements March 31, 2021 (Unaudited)

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to the period end March 31, 2021, the Company signed a supplementary agreement with the bondholder to further extend the maturity date of the HK$1.5 million (equivalent to $192,308) convertible bonds from April 30, 2021 to May 20, 2021, change the interest rate from 5% to 8%, and revoke the convertible option. (See note 4)

The Company was supposed to resume exploratory and construction work at Mine B early in the second quarter of 2020. However, the global COVID-19 outbreak resulted in delays in the resumption of work, as Chinese workers whom we rely on, cannot enter Mongolia until May 31, 2021 at the earliest.

The Company is dependent on its workforce, mainly Chinese workers, to perform the mining work. The closure of borders implemented by the Mongolian Government has impacted the Company’s ability to deploy its workforce effectively. While expected to be temporary, prolonged workforce disruptions have negatively impacted sales in Mine B in subsequent periods and the Company’s overall liquidity.

If these developments continue throughout 2021, we expect very limited sales and operations in Mine B in 2021 as well. However, the Mongolian office has liaised with the relevant government departments to prepare visa applications for the Chinese workers, in case workers are allowed to enter into Mongolia since May 31, 2021.

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

General Overview

TGS International Ltd. was established on December 1, 2016 in Nevada, USA. On September 14, 2018, TGS International Ltd. and Arcus entered into a Share Exchange Agreement, dated September 14, 2018, with Mr. Chi Kin Loo, Billion Plus Limited, First Fortune Investment Limited, Great Win Limited and Master Value Holdings Limited, pursuant to which the Selling Stockholders agreed to sell all of their ordinary shares of Arcus to the Company in exchange for an aggregate of 7,000,000 shares of common stock of TGS International Ltd.

We are a mining company focused on both fluorite mining operations in Mongolia (3 mines in total, Mining license numbers: MV-016819, MV-017305 and MV-009918) and sales of fluorite across Mongolia and China. Between 2015 to 2017, we set up infrastructure at Mine B, which is located in Bayan-Ovoo soum, Khentii province, Mongolia (Mining license number: MV-016819) (“Mine B”), and appointed SRK Consulting China Limited for resource exploration for Mine A, which is located in Uulbayansoum, Sukhbaatar province, Mongolia (Mining license number: MV-009918) (“Mine A”), and Mine B. The trial production at Mine A and Mine B started in 2019 and 2018 respectively and have been ongoing since that time.

Due to the global outbreaks of COVID-19 pandemic (the “Pandemic”), since February 2020, the Mongolian Government has implemented various precautionary measures, including but not limited to closing ports of entry from and into China until May 31, 2021 (“Precautionary Measures”). The Mongolian Government proposes to lift the measure on May 31, 2021. Our business could be materially and adversely affected, and may continue to affect, by the outbreak of a widespread Pandemic, causing labor shortages and increasing government regulations, all of which may negatively impact the business, financial condition, growth strategies and results of operations of the Company.

Our operation of Mine B, which generates major operation income for the Company, has been suspended since late November 2019 due to the regular winter break and the outbreak of COVID-19 since the first quarter of 2020. There has been extremely low operation income for the year ended December 31, 2020 which was generated mainly from Mine A and there was no operation income in the first quarter in 2021 from Mine A as it was suspended since December 2020 due to the Precautionary Measures. We expect to gradually resume the operations of Mine A and Mine B after the Mongolian Government re-opens the ports of entry. Further, there were high expenses in our three offices: the Hong Kong headquarters, the Erenhot office in China and the Mongolian office.

The construction of the refinery at Mine B was completed in late November 2019 while the last step of power supply upgrade at Mine B is still in progress. We expect to get the power supply upgraded in 2021 once our Chinese workers are permitted to enter Mongolia. The entire refinery could be put to trial once it is ready.

The resolution of current Pandemic remains uncertain – as well as the government’s response to the changing situation. The global economic outlook for 2021 remains pessimistic, given it dependency on the future development of global trade tensions, the monetary policy stance of major central banks, and the impact of COVID-19. Taking a strictly prudent response, the Company is stringent on managing working capital, from both existing and potential investors, to ensure we have sufficient cash flow for daily operations, which is vital to weathering the currently difficult operating and economic environment.

The financial situation of the Company is currently volatile and unpredictable. Currently, we have been strictly prudent towards the Pandemic. The Company will continuously and closely monitor the developments of COVID-19, evaluate and proactively address its impact on the Company’s financial position and performance. For the remainder of 2021, the management will continue to be diligent in keeping the operations streamlined and optimizing operations, endeavoring to do our best so to minimize the negative impact on our operations and trial production.

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

Revenue

Revenue consisted mainly of fluorspar products generated from the productions at Mine A. For the three months ended March 31, 2021, we had nil revenue, as compared to a total $53,963 revenue in the three months ended March 31, 2020. The decrease was due to no sales activities due to the Precautionary Measures imposed by the Mongolian Government due to the Pandemic.

Exploration cost

Exploration costs are expensed as incurred and included labor and benefits, construction service fee, mining overhead, including food, supplies, utilities and lubricants related to mine exploration. Exploration costs decreased significantly from $53,392 for the first three months in 2020 to $4,147 for the first three months in 2021. The decrease was mainly due to the decrease in construction service fee as no operating activities were carried out.

Selling and distribution cost

Selling and distribution costs included transportation and handling costs related to the movement of finished goods from mines to customer designated locations, security fee, royalty and custom tax. Selling and distribution costs decreased significantly from $46,637 for the first three months in 2020 to $8,560 for the first three months in 2021. The decrease was mainly due to the decrease in royalty tax paid to the Mongolian Government due to the minimal operations under the Pandemic.

Administrative expenses

Administrative expenses included salaries and benefits, consulting, audit, tax, legal, insurance, rent and utilities, net foreign exchange losses and other general operating expenses.

Administrative expenses decreased significantly from $341,530 for the first three months in 2020 to $129,838 for the first three months in 2021. The significant decrease was mainly due to the net effect of the decrease in net foreign exchange losses and the decrease in lease expenses and legal and professional fees.

Interest expenses

Interest expenses mainly included other loan interest, related party loan interest and bond interest arising from convertible bonds.

Interest expenses decreased from $29,821 for the first three months in 2020 to $21,103 for the first three months in 2021. The decrease was due to the convertible bond interest.

Net loss

As a result of the factors described above, we had a net loss of $172,668 for the three months ended March 31, 2021 as compared to $426,631 for the three months ended March 31, 2020. Although we had nil revenue in the first three months in 2021, the net loss resulted mainly from the decrease in exploration cost, selling and distribution cost and net foreign exchange losses.

Liquidity and Capital Resources

Cash and cash equivalents are short-term, highly liquid investments with original maturities of three months or less. As of March 31, 2021 and December 31, 2020, the Company’s cash was $76,470 and $69,401, respectively. There were no cash equivalents.

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

We expect to continue to make capital expenditures to keep pace with the expansion of the production and scale of operations of our mining sites, which we expect to fund in part with the proceeds from issuance of convertible bonds and other loans in the future. We expect that the proceeds from the above and our existing cash will be used to fund working capital and for capital expenditures and other general corporate purposes, such as partnering arrangements, or reduction of debt obligations. However, there can be no assurance that we will be able to obtain financing, if at all or upon terms that will be acceptable to us.

Cash Flows

As of March 31, 2021, we had $76,470 in cash and cash equivalents, as compared to $69,401 on December 31, 2020.

Net cash used in operating activities

Our net cash used in operating activities decreased significantly to $10,151 for the first three months of 2021 from $458,546 for the first three months of 2020. Net cash used in operating activities for the first three months of 2021 primarily reflected our net loss of $172,668 and the add-back of non-cash items, mainly consisting of depreciation of property, plant and equipment of $11,811, loss on disposal of property, plant and equipment of $2,197, amortization of non-cash interest expenses and bond discount related to convertible bonds of $3,383, non-cash interest expenses related to other loans of $17,543, and changes in operating assets and liabilities primarily consisting of a decrease in accounts receivable of $119,310, an increase of other receivables of $37,677, an increase of deposits and prepayments of $63,111, and a decrease of trade and other payables of $16,232.

Net cash used in investing activities

Our net cash used in investing activities increased to $2,697 for the first three months of 2021 from $1,373 for the first three months of 2020. This was represented by net effect of acquisition of property, plant and equipment at mine sites and proceeds from disposal of property, plant and equipment.

Net cash provided by financing activities

Our net cash provided by financing activities decreased significantly to $19,929 for the first three months of 2021 from $487,065 for the first three months of 2020. This was mainly the result of decrease in advances from stockholders of $111,165 and no proceeds from other loan and issuance of convertible bonds in the first three months of 2021.

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

Going Concern

The Company incurred an operating loss of $172,668 for the three months ended March 31, 2021, and as of that date, the Company’s current liabilities exceeded its current assets by $1,384,100. Notwithstanding the operating loss incurred for the three months ended March 31, 2021 and the net current liabilities as of March 31, 2021, the accompanying consolidated financial statements have been prepared on a going concern basis. Since the Company is currently in the exploration stage, it is still in the capital investing period. The management expects the formal production will gradually resume after the Precautionary Measures in Mongolia are relaxed. Management has prepared a business cash flow forecast and it indicates that the Company will have positive cash inflow after the commencement of formal production in mid-2021. Management believes the Company will have sufficient working capital to meet its financing requirements for the next 12 months based on the financial support of certain stockholders, issuance of new convertible bonds, proceeds from unrelated party loans and upon their experience and their assessment of the Company’s projected performance, production ability and product market. The ability of the Company to emerge from the exploration stage depends upon the success management's plans. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021.

Our management, with the participation of our chief executive officer (our principal executive officer) and chief financial officer (principal accounting officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our chief executive officer (our principal executive officer) and chief financial officer (principal accounting officer and principal financial officer) concluded that, as of the end of such period, our disclosure controls and procedures were effective to ensure that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the three months ended March 31, 2021 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting. Management concluded that as of March 31, 2021, our Company’s internal control over financial reporting was effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On March 31, 2021, Mr. Sai Kit Leung resigned as the Chief Financial Officer and Secretary of the Company and Mr. Tak Shing Eddie Wong, resigned as the Chairman of the Board of Directors, President and Chief Executive Officer of the Company. On the same date, Mr. Chun Wah John Sung is appointed as the new Chief Executive Officer of the Company and Mr. Tao Wang is appointed as the new Chief Financial Officer and Secretary. Mr. Chi Kin Loo, a director of the Company, is appointed as the new Chairman of the Board of Directors and President.

On May 11, 2021, we changed independent accountants from Moore Stephens CPA Limited to MSPC Certified Public Accountants and Advisors, P.C. In our three most recent fiscal years, there were no changes in and no disagreements with either of our principal independent accountants on any matters with regard to our accounting and financial disclosure.

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

TGS International Ltd.

Date: May 14, 2021	By:	/s/ Chun Wah John Sung
Chun Wah John Sung
Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2021	By:	/s/ Tao Wang
Tao Wang Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

