Form 10-Q
period 2021-06-30
TGS International Ltd.
filed 2021-08-06
CIK 1701859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 333-217451

TGS INTERNATIONAL LTD.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Unit N1, 3F, W Luxe, No.5 On Yiu Street, Shatin, New Territories, Hong Kong	N/A
(Address of principal executive offices)	(Zip Code)

(+852) 2116-3863

(Registrant’s telephone number, including area code)

Former address

Room 20, 8/F., Woon Lee Commercial Building, 7-9 Austin Ave., Tsim Sha Tsui, Kowloon, Hong Kong

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

14,962,298 shares of common stock issued and outstanding as of August 6, 2021.

TGS INTERNATIONAL LTD.

FORM 10-Q

PART I – FINANCIAL INFORMATION

TGS International Ltd. Consolidated Balance Sheets (unaudited)

	June 30, 2021	December 31, 2020
Assets

Current assets
Cash and cash equivalents	$133,522	$69,401
Accounts receivable	632,858	787,023
Other receivables	570,568	532,943
Prepayments and deposits	93,540	205,169

Total current assets	1,430,488	1,594,536

Non-current assets
Property, plant and equipment	2,285,730	2,307,570
Intangible assets	1,097,362	1,097,362
Deposit	50,219	50,299

Total assets	$4,863,799	$5,049,767

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$457,988	$457,824
Accrued charges	225,990	123,241
Other payables	1,682,789	1,568,875
Income tax payable	22,959	22,951
Amount due to a stockholder	65,371	-
Amount due to a director	-	77,964
Loan from a related person	386,296	386,916
Convertible bond payable, net	-	190,954
Other loans	221,462	27,837

Total current liabilities	3,062,855	2,856,562

Non-current liabilities
Amounts due to stockholders	360,001	376,246
Amount due to a director	1,015,448	951,569
Other loans	151,384	147,326
Provision for asset retirement obligations	35,363	35,350
Provision for exploration asset compensation	119,379	119,336

Total non-current liabilities	1,681,575	1,629,827

Total liabilities	4,744,430	4,486,389

Commitments	-	-

Stockholders’ equity
Capital Stock
-Preferred stock, $0.0001 par value; 100,000,000 shares authorized, nil issued and outstanding	-	-
-Common stock, $0.0001 par value; 200,000,000 shares authorized, 14,962,298 shares issued and outstanding as of June 30, 2021 and December 31, 2020	1,496	1,496

Additional paid in capital	11,483,220	11,483,220
Accumulated deficit	(11,395,036)	(10,951,630)
Accumulated other comprehensive income	29,689	30,292

Total stockholders’ equity	119,369	563,378

Total liabilities and stockholders’ equity	$4,863,799	$5,049,767

The accompanying notes are an integral part of these interim consolidated financial statements.

TGS International Ltd. Consolidated Statements of Operations and Comprehensive Loss (unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

Revenue	$-	$38,760	$-	$92,723
Cost, expenses and other:
Exploration	(108,335)	(45,988)	(112,482)	(99,380)
Selling and distribution	(6,967)	(9,991)	(15,527)	(56,628)
Depreciation of factory equipment	(8,108)	(9,073)	(17,129)	(18,289)
Administrative	(148,804)	(318,304)	(278,642)	(659,834)

Loss from operations	(272,214)	(344,596)	(423,780)	(741,408)
Other income	23,205	15,591	23,206	15,593
Interest expense	(21,729)	(24,372)	(42,832)	(54,193)
Loss before provision for income taxes	(270,738)	(353,377)	(443,406)	(780,008)

Income tax	-	-	-	-
Net loss	(270,738)	(353,377)	(443,406)	(780,008)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(10,365)	62,811	(603)	125,136
Comprehensive loss	$(281,103)	$(290,566)	$(444,009)	$(654,872)
Net loss per share:
Basic and diluted net loss per share	$(0.02)	$(0.02)	$(0.03)	$(0.05)

Weighted average number of common shares outstanding:
Basic and diluted	14,962,298	14,903,177	14,962,298	14,868,292

The accompanying notes are an integral part of these interim consolidated financial statements.

TGS International Ltd. Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated other comprehensive
	Shares	Amount	Capital	deficit	income	Total
Balance as of January 1, 2021	14,962,298	$1,496	$11,483,220	$(10,951,630)	$30,292	$563,378

Net loss	-	-	-	(443,406)	-	(443,406)

Foreign currency translation adjustments	-	-	-	-	(603)	(603)

Balance as of June 30, 2021	14,962,298	$1,496	$11,483,220	$(11,395,036)	$29,689	$119,369

The accompanying notes are an integral part of these interim consolidated financial statements.

TGS International Ltd. Consolidated Statements of Cash Flows (unaudited)

	For the Six Months Ended June 30,
	2021	2020

Cash flows from operating activities
Net loss	$(443,406)	$(780,008)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	22,739	24,989
Loss on disposal of property, plant and equipment	2,197	4,137
Net foreign exchange (gains)/losses	(7,479)	260,097
Amortization of right-of-use asset	-	104,288
Amortization of non-cash interest expenses and bond discount related to convertible bonds	1,354	15,734
Non-cash interest expenses related to other loans	9,908	8,598
Changes in assets and liabilities:
Accounts receivable	154,410	(39,192)
Other receivables	(37,751)	(65,012)
Prepayments and deposits	112,361	2,023
Accrued charges	45,860	(84,860)
Accounts payable	-	36,139
Other payables	170,486	(15,670)
Lease liabilities	-	(104,288)
Net cash generated from/(used in) operating activities	30,679	(633,025)

Cash flows from investing activities
Acquisition of property, plant and equipment	(3,048)	(16,769)
Proceeds from disposal of property, plant and equipment	351	1,077
Net cash used in investing activities	(2,697)	(15,692)

Cash flows from financing activities
Advances from stockholders	48,553	316,050
Advances from a director	66,122	11,789
Repayment to a director	(78,577)	(74,213)
Proceeds from new loan – other	-	25,641
Proceeds from issuance of convertible bonds	-	333,332
Net cash provided by financing activities	36,098	612,599

Net increase/(decrease) in cash and cash equivalents	64,080	(36,118)
Effect of exchange rate changes on cash and cash equivalents	41	(2,718)
Cash and cash equivalents, beginning of period	69,401	106,850
Cash and cash equivalents, end of period	$133,522	$68,014

Supplemental disclosures:
Interest paid	$14,762	$12,562
Income tax paid	$-	$-
Cash paid for amounts included in measurement of lease liabilities	$-	$104,288

Non-cash investing and financing transactions:
Capitalization of advances from stockholders	$-	$102,564
Conversion of convertible bond and accrued interest into common stock	$-	$334,027
Recognition of Beneficial Conversion Feature (“BCF”) discount at inception of convertible bonds	$-	$7,624

The accompanying notes are an integral part of these interim consolidated financial statements.

TGS International Ltd. Notes to Consolidated Financial Statements June 30, 2021 (Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND GOING CONCERN

TGS International Ltd. (“TGS”, “the Company”) was incorporated in the state of Nevada, United States on December 1, 2016. On September 14, 2018, the Company entered into a Share Exchange Agreement with Arcus Mining Holdings Limited (“Arcus”) and Mr. Chi Kin Loo, Billion Plus Limited, First Fortune Investment Limited, Great Win Limited and Master Value Holdings Limited (the “Selling Stockholders”), pursuant to which the Selling Stockholders agreed to sell all of their ordinary shares of Arcus to the Company in exchange for an aggregate of 7,000,000 shares of common stock of the Company. Arcus, which was incorporated in the Republic of Seychelles on June 17, 2014, and its subsidiaries are engaged in fluorite mining operations in Mongolia, including the processing and sales of fluorite products. Up to June 30, 2021 and the date of this report, the Company owns three mining rights in Mongolia (Mining license numbers: MV-009918, MV-016819 and MV-017305). The Company has adopted open-pit mining at Mine A which is located in Uulbayansoum, Sukhbaatar province (Mining license number: MV-009918). Due to COVID-19, the Mongolian Government has implemented various precautionary measures, including but not limited to closing all ports of entry from and into China (“Precautionary Measures”). The Company has not been able to perform any exploration work at Mine B which is located in Bayan-Ovoo soum, Khentii province (Mining license number: MV-016819) since early 2020.

Basis of Presentation

These accompanying unaudited Consolidated Financial Statements as of and for three and six months ended June 30, 2021 have been prepared in accordance with accounting principles generally accepted in United States of America (“U.S. GAAP”) for interim financial statements. Accordingly, the Consolidated Financial Statements do not include all the information and footnotes required by U.S. GAAP for complete annual consolidated financial statements. The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading. The balance sheet as of December 31, 2020 has been derived from the Company’s annual financial statements that were audited by an independent registered public accounting firm. These Consolidated Financial Statements should be read in conjunction with the annual financial statements and notes thereto in the Company’s Form 10-K for the year ended December 31, 2020. The results of operations for the six months ended June 30, 2021 are not necessarily indicative of the results expected for the full year or for any future periods.

TGS International Ltd. Notes to Consolidated Financial Statements June 30, 2021 (Unaudited)

Going Concern

The Company incurred an operating loss of $443,406 for the six months ended June 30, 2021, and as of that date, the Company’s current liabilities exceeded its current assets by $1,632,367. Notwithstanding the operating loss incurred for the six months ended June 30, 2021 and the net current liabilities as of June 30, 2021, the accompanying consolidated financial statements have been prepared on a going concern basis. Since the Company is currently in the exploration stage, it is still in the capital investing period. The management expects the formal production will gradually resume after the Precautionary Measures in Mongolia are relaxed. Management believes the Company will have sufficient working capital to meet its financing requirements for the next 12 months based on the financial support of certain stockholders, issuance of new convertible bonds, proceeds from unrelated party loans and upon their experience and their assessment of the Company’s projected performance, production ability and product market. The ability of the Company to emerge from the exploration stage depends upon the success management's plans. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Comparative amounts

Certain comparative figures have been reclassified to conform with the current period’s presentation and disclosures.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent issued accounting standards

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. In November 2018, FASB issued ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses”, which amends the scope and transition requirements of ASU 2016-13. Topic 326 requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. Topic 326 was originally to be effective for the Company beginning January 1, 2020, with early adoption permitted, on a modified retrospective approach. As a smaller reporting company, the effective date for the Company has been delayed until fiscal years beginning after December 15, 2022, in accordance with ASU 2019-10, although early adoption is still permitted. This standard is not expected to have a material impact to the Company’s consolidated financial statements after evaluation.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”. The amendments in this ASU simplify the accounting for income taxes, eliminate certain exceptions to the general principles in Topic 740 and clarify certain aspects of the current guidance to improve consistent application among reporting entities. ASU 2019-12 is effective for fiscal years beginning after December 15, 2021 and interim periods within annual periods beginning after December 15, 2022, though early adoption is permitted, including adoption in any interim period for which financial statements have not yet been issued. This standard is not expected to have a material impact to the Company’s consolidated financial statements after evaluation.

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

TGS International Ltd. Notes to Consolidated Financial Statements June 30, 2021 (Unaudited)

NOTE 3 – OTHER PAYABLES

	June 30, 2021	December 31, 2020

Tax and social insurance payable	$96,512	$86,601
Contract liabilities	258,663	296,657
Temporary receipts	735,982	739,948
Other	591,632	445,669
	$1,682,789	$1,568,875

Other represents temporary fund transfers from employees to support short-term operations.

NOTE 4 – CONVERTIBLE BONDS

As of June 30, 2021 and December 31, 2020, the Company had the following convertible bonds outstanding:

	As of
	June 30, 2021		December 31, 2020
	Principal	Accrued Interest	Principal	Accrued Interest
November 2019 HK$1.5 million (equivalent to $192,308) convertible into common shares at $3.60 per share, 5% interest, due April 30, 2021	$-	$-	$192,308	$10,564
Less: Bond discount	-	-	(1,354)	-
	$-	$-	$190,954	$10,564

Convertible bond agreements of HK$1.5 million

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

TGS International Ltd. Notes to Consolidated Financial Statements June 30, 2021 (Unaudited)

For the six months and three months ended June 30, 2021, the Company amortized $1,354 and $341 of the discount and recognized non-cash interest of $3,161 and $790 to interest expenses. For the six months and three months ended June 30, 2020, the Company amortized $2,863 and $1,576 of the discount and recognized non-cash interest of $4,786 and $2,399 to interest expenses. All the debt discount on the convertible bond has been amortized as of June 30, 2021. On April 30, 2021, the Company signed a supplementary agreement with the bondholder to further extend the maturity date from April 30, 2021 to May 20, 2021, change the interest rate from 5% to 8%, and revoke the convertible option. As a result, the HK$1.5m is reclassified to other loans. The further development of the loan is disclosed in note 6.

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

NOTE 5 – SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

(a) Loan from a related person

As of June 30, 2021 and December 31, 2020, loan from a related person included HK$3 million (equivalent to $386,296 and $386,916, respectively) borrowed from the wife of one of the Company’s stockholders on May 21, 2018. The loan is unsecured, is guaranteed by three stockholders and carried interest at a monthly rate of 3.08% for the first month and a monthly rate of 1.08% for the rest of the term, repayable on May 20, 2019 and subsequently extended to May 20, 2020. The related party lender borrowed the funds that were loaned to Arcus Mining Holdings Limited (“Arcus”), a subsidiary of the Company. Arcus has guaranteed the repayment by the related party of the funds borrowed by the related party. On April 28, 2020, the repayment date was extended to May 20, 2021, and the interest changed to be at a monthly rate of 2.08% for the first month and a monthly rate of 1.08% for the rest of the term. As of the date of this report, no further agreements have been signed. Our management is negotiating the repayment schedule and/or renewal terms with the loan holder. Until such time as the negotiations achieve more favorable terms, the loan is repayable on demand.

(b) Interest expense incurred to related persons

During the six months ended June 30, 2021 and 2020, interest expense of HK$202,671 (equivalent to $26,108) and HK$225,000 (equivalent to $28,989), respectively, was incurred to related persons.

During the three months ended June 30, 2021 and 2020, interest expense of HK$103,801 (equivalent to $13,369) and HK$97,897 (equivalent to $12,613), respectively, was incurred to related persons.

TGS International Ltd. Notes to Consolidated Financial Statements June 30, 2021 (Unaudited)

(c) Amounts due to stockholders

As of June 30, 2021, amount due to a stockholder, Kwing Chun Chu, was HK$507,671 (equivalent to $65,371). The amount due is unsecured, carries interest at 5% per annum and is repayable on September 11, 2021.

As of June 30, 2021, amounts due to stockholders, Kwong Bun Mak, Xianqin Pan and Kwing Chun Chu, were $360,001, and as of December 31, 2020, amounts due to stockholders, Kwong Bun Mak, Xianqin Pan and Kwing Chun Chu, were $374,246. The stockholders advanced $48,553 of working capital to meet the financing requirements for the six months ended June 30, 2021. Amounts due to stockholders are unsecured, interest-free and there are no fixed terms for repayment. The stockholders have agreed not to demand repayment within the next 12 months from the balance sheet date.

(d) Amount due to directors

On December 10, 2020, Mr. Chi Kin Loo was appointed as a director of the Company. As of June 30, 2021 and December 31, 2020, there was an amount due to the director of HK$7,886,026 (equivalent to $1,015,448) and HK$7,378,106 (equivalent to $951,569), respectively. During the six months ended June 30, 2021, he advanced HK$513,300 (equivalent to $66,122) to the Company. The amount due is unsecured, interest-free and there are no fixed terms for repayment. The director has agreed not to demand repayment within 12 months of the balance sheet date.

As of December 31, 2020, amount due to a director, Mr. Tak Shing Eddie Wong, of HK$604,500 (equivalent to $77,964) was unsecured, had no collateral or guaranty and was interest-free. The amount was fully repaid on March 3, 2021. Mr. Tak Shing Eddie Wong resigned as director on March 31, 2021.

NOTE 6 – OTHER LOANS

As of June 30, 2021 and December 31, 2020, a loan of HK$226,412 (equivalent to $29,154) and HK$217,133 (equivalent to $27,837), respectively was outstanding from an unrelated party. The loan is unsecured, has no collateral or guaranty, carries interest at 10% per annum, and repayable on June 23, 2021 and was further extended to December 23, 2021.

On April 30, 2020, at the maturity of the convertible bond of HK$1,500,000 (equivalent to $192,308) (see note 4), the Company signed a supplementary agreement that revoked the conversion option and renewed the loan to May 20, 2021. As a result, the convertible bond has been reclassified to other loans, and on May 21, 2021, the Company signed an amended loan agreement with the unrelated party. The loan is repayable on May 31, 2021, carries interest at 8% per annum and is guaranteed by a director of the Company. As of the date of this report, no further agreements have been signed. Our management is negotiating the repayment schedule and/or renewal terms with the loan holder. Until such time as the negotiations achieve more favorable terms, the loan is repayable on demand.

As of June 30, 2021 and December 31, 2020, a loan of $151,384 and $147,326, respectively was outstanding from an unrelated party. The loan is unsecured, has no collateral or guaranty, carries interest at 11.61% per annum and the indebtedness of $395,801 will be repaid on December 31, 2029.

NOTE 7 – NET LOSS PER SHARE

The following table presents the computation of basic and diluted net loss per share for the three and six months ended June 30, 2021 and 2020:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

Net loss per share – basic and diluted
Net loss	$(270,738)	$(353,377)	$(443,406)	$(780,008)
Weighted-average number of common shares outstanding – basic and diluted	14,962,298	14,903,177	14,962,298	14,868,292

Net loss per share
Basic and diluted (Note)	$(0.02)	$(0.02)	$(0.03)	$(0.05)

Note: During the three and six months ended June 30, 2021 and 2020, the Company had warrants outstanding which could potentially dilute basic loss per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been anti-dilutive due to the net losses.

TGS International Ltd. Notes to Consolidated Financial Statements June 30, 2021 (Unaudited)

NOTE 8 – CAPITAL STOCK

For the year ended December 31, 2020, there was a total of four new convertible bond agreements entered into between the Company, Arcus, and third party investors.

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

TGS International Ltd. Notes to Consolidated Financial Statements June 30, 2021 (Unaudited)

NOTE 9 – WARRANT EQUITY

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

The warrants outstanding and fair values at each of the respective valuation dates are summarized below:

Grant date	Warrants Outstanding	Fair Value per Share	Fair Value $
2019	66,000	1.91	125,900
As at June 30, 2021 and December 31, 2020	66,000		$125,900

NOTE 10 – SUBSEQUENT EVENTS

The Company is dependent on its workforce, mainly Chinese workers, to perform the mining work, resume exploratory and construction work. The closure of borders implemented by the Mongolian Government has impacted the Company’s ability to deploy its workforce effectively. While expected to be temporary, prolonged workforce disruptions have negatively impacted sales in Mine B in subsequent periods and the Company’s overall liquidity.

If these developments continue throughout 2021, we expect very limited sales and operations in Mine B in 2021 as well. However, the Mongolian office has liaised with the relevant government departments to prepare visa applications for the Chinese workers, in case workers are allowed to enter into Mongolia once the Precaution Measures were removed.

Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects on its results of operations, financial condition, or liquidity for the 2021 fiscal year.

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

We are a mining company focused on both fluorite mining operations in Mongolia (3 mines in total, Mining license numbers: MV-016819, MV-017305 and MV-009918) and sales of fluorite across Mongolia and China. We have three offices in Hong Kong, in China, and in Mongolia for our operations. Between 2015 to 2017, we set up infrastructure at Mine B, which is located in Bayan-Ovoo soum, Khentii province, Mongolia (Mining license number: MV-016819) (“Mine B”), and appointed SRK Consulting China Limited for resource exploration for Mine A, which is located in Uulbayansoum, Sukhbaatar province, Mongolia (Mining license number: MV-009918) (“Mine A”), and Mine B. The trial production at Mine A and Mine B started in 2019 and 2018 respectively. Mine C, which is located adjacent to Mine B (Mining license number: MV-017305) ("Mine C"), is currently in the mine preparation stage and did not contribute any revenue yet.

Due to the global outbreaks of COVID-19 pandemic (the “Pandemic”) since 2020, the Mongolian Government has implemented various Precautionary Measures. As the borders are gradually reopening, our business is expected to recover gradually in the second half of 2021, in terms of labor supply and downsizing government regulations, all of which may bring positive effect to the business, financial condition, growth strategies and results of operations of the Company.

The operation of Mine B, which generally generated the majority operation income for the Company, has been suspended since late November 2019 due to the regular winter break and the outbreak of COVID-19. The operation of Mine A has been suspended since December 2020 due to the Precautionary Measures. We expect to gradually resume the operations of Mine A and Mine B after the Mongolian Government re-opens the ports of entry.

The construction of the refinery at Mine B was completed in late November 2019 while the power supply upgrade at Mine B is still in progress. We expect to complete the power supply upgrade once our Chinese workers are permitted to enter Mongolia.

The resolution of the current Pandemic remains uncertain – as well as the government’s response to the changing situation. The global economic outlook for 2021 remains pessimistic, given its dependency on the future easing of global trade tensions, the monetary policy stance of major central banks, and the impact of COVID-19. Taking a strictly prudent response, the Company is stringent in managing working capital, from both existing and potential investors, to ensure we have sufficient cash flow for daily operations, which is vital to weathering the currently difficult operating and economic environment.

The financial situation of the Company is currently volatile but the Precaution Measures are expected to be relaxed in Mongolia and China. Currently, we are still operating conservatively due to the Pandemic. The Company will continuously and closely monitor the developments of COVID-19, evaluate and proactively address its impact on the Company’s financial position and performance. For the remainder of 2021, the management will continue to be diligent in keeping the operations streamlined and optimizing operations, endeavoring to do our best so to minimize the negative impact on our operations and trial production.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2021 and 2020

Revenue

For the six months ended June 30, 2021, we had nil revenue due to no sales activities under the Precautionary Measures imposed by the Mongolian Government. Revenue of $92,723 in the six months ended June 30, 2020 consisted mainly of fluorspar products generated from the trial productions at Mine A.

For the three months ended June 30, 2021, the decrease compared to the three months ended June 30, 2020 is similar to the discussion above.

Exploration cost

Exploration costs are expensed as incurred and included labor and benefits, construction service fee, mining overhead, including food, supplies, utilities and lubricants related to mine exploration.

For the six months ended June 30, 2021, exploration costs increased from $99,380 to $112,482, representing an increase of approximately 13% as compared to the six months ended June 30, 2020. The increase was mainly due to increase in salary and social insurance expenses.

For the three months ended June 30, 2021, exploration costs increased from $45,988 to $108,335, representing a significant increase of approximately 136%, as compared to the three months ended June 30, 2020. The result of such significant increase was mainly due to increase in salary and social insurance expense.

Selling and distribution cost

Selling and distribution costs included transportation and handling costs related to the movement of finished goods from mines to customer designated locations, security fee, royalty and custom tax.

Selling and distribution costs decreased significantly from $56,628 for the six months ended June 30, 2020 to $15,527 for the six months ended June 30, 2021, representing a significant decrease of approximately 73%. The decrease was mainly due to the decrease in royalty tax paid to the Mongolian Government due to the minimal operations under the Pandemic.

Selling and distribution costs decreased from $9,991 for six months ended June 30, 2020 to $6,967 for the six months ended June 30, 2021, representing a decrease of approximately 30%. The result of such decrease was mainly due to the decrease in royalty tax paid to the Mongolian Government due to the minimal operations under the Pandemic.

Administrative expenses

Administrative expenses included salaries and benefits, consulting, audit, tax, legal, insurance, rent and utilities, net foreign exchange losses and other general operating expenses.

Administrative expenses decreased significantly from $659,834 for the six months ended June 30, 2020 to $278,642 for the six months ended June 30, 2021, representing a significant decrease of approximately 58%. The significant decrease was mainly due to the net effect of the decrease in net foreign exchange losses, lease expenses and legal and professional fees.

For the three months ended June 30, 2021, administrative expenses decreased from $318,304 to $148,804 for the three months ended June 30, 2021, representing a significant decrease of approximately 53%. The significant decrease was mainly due to the net effect of the decrease in net foreign exchange losses, lease expenses and legal and professional fees.

Interest expenses

Interest expenses mainly included other loans interest, related party loan interest and bond interest arising from convertible bonds.

Interest expenses decreased from $54,193 for the six months ended June 30, 2020 to $42,832 for the six months ended June 30, 2021, representing a decrease of approximately 21%. The decrease was mainly due to the decrease in convertible bond interest.

For the three months ended June 30, 2021, interest expenses decreased from $24,373 to $21,729 for the three months ended June 30, 2021, representing a decrease of approximately 11%. The decrease was mainly due to the decrease in convertible bond interest.

Net loss

As a result of the factors described above, we had a net loss of $443,406 for the six months ended June 30, 2021 as compared to $780,008 for the six months ended June 30, 2020, representing a decrease of approximately 43%. Also, we had a net loss of $270,738 for three months ended June 30, 2021 as compared to $353,377 for the three months ended June 30, 2020, representing a decrease of approximately 23%. Although we had nil revenue in the first six months in 2021, the net loss resulted mainly from the net effect from increase in exploration cost, decrease in selling and distribution costs and decrease in net foreign exchange losses.

Liquidity and Capital Resources

Cash and cash equivalents are short-term, highly liquid investments with original maturities of three months or less. As of June 30, 2021 and December 31, 2020, the Company’s cash was $133,522 and $69,401, respectively. There were no cash equivalents.

Factors affecting our liquidity include (i) net cash used in operating activities that consists of (a) cash required to fund the mining sites operating activities and continued expansion of our mining sites, and (b) our working capital needs, which include advanced payments for mining supplies and repair and maintenance, payment of our operating expenses; and (ii) net cash used in investing activities that consists of the investments in purchasing new and additional property, plant and equipment for mining sites. To date, we have financed our liquidity needs primarily through advances from stockholders, proceeds from related parties and unrelated parties loans, and proceeds from issuance of common stock.

We expect to continue to make capital expenditures to maintain minimal operations on our mining sites, which are funded by issuance of convertible bonds and other loans in the future. We expect that the proceeds from the above and our existing cash will be used to fund working capital and for capital expenditures and other general corporate purposes, such as partnering arrangements, or reduction of debt obligations. However, there can be no assurance that we will be able to obtain financing, if at all or upon terms that will be acceptable to us.

Cash Flows

As of June 30, 2021, we had $133,522 in cash and cash equivalents, as compared to $69,401 on December 31, 2020.

Net cash generated from operating activities

The net cash flow from operating activities has reversed from a net cash outflow of $633,025 for the first six months of 2020 to a net cash inflow of $30,679. Net cash generated from operating activities for the first six months of 2021 primarily reflected our net loss of $443,406 and the add-back of non-cash items, mainly consisting of depreciation of property, plant and equipment of $22,739, loss on disposal of property, plant and equipment of $2,197, amortization of non-cash interest expenses and bond discount related to convertible bonds of $1,354, non-cash interest expenses related to other loans of $9,908, and changes in operating assets and liabilities primarily consisting of an increase in accounts receivable of $154,410, a decrease of other receivables of $37,751, an increase of deposits and prepayments of $112,361, and an increase of trade and other payables of $170,486.

Net cash used in investing activities

Our net cash used in investing activities decreased significantly to $2,697 for the first six months of 2021 from $15,692 for the first six months of 2020. This was represented by the net effect of acquisition of property, plant and equipment at mine sites and proceeds from disposal of property, plant and equipment.

Net cash provided by financing activities

Our net cash provided by financing activities decreased significantly to $36,098 for the first six months of 2021 from $612,599 for the first six months of 2020. This was mainly the result of a decrease in advances from stockholders of $267,497 and no proceeds from other loan and issuance of convertible bonds in the first six months of 2021.

Future Financings

We anticipate continuing to rely on related party and unrelated party loans in order to continue to fund our business operations. We believe this will enable us to meet our cash needs for the next 12 months. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing (whether from related parties or otherwise) to fund our planned business activities.

Except for the convertible bonds and other loans, we presently do not have any other arrangements or commitments for additional financing for the expansion of our operations, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with our plan of operations.

Going Concern

The Company incurred an operating loss of $443,406 for the six months ended June 30, 2021, and as of that date, the Company’s current liabilities exceeded its current assets by $1,632,367. Notwithstanding the operating loss incurred for the six months ended June 30, 2021 and the net current liabilities as of June 30, 2021, the accompanying consolidated financial statements have been prepared on a going concern basis. Since the Company is currently in the exploration stage, it is still in the capital investing period. The management expects the formal production will gradually resume after the Precautionary Measures in Mongolia are relaxed. Management believes the Company will have sufficient working capital to meet its financing requirements for the next 12 months based on the financial support of certain stockholders, issuance of new convertible bonds, proceeds from unrelated party loans and upon their experience and their assessment of the Company’s projected performance, production ability and product market. The ability of the Company to emerge from the exploration stage depends upon the success management's plans. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the six months ended June 30, 2021 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting. Management concluded that as of June 30, 2021, our Company’s internal control over financial reporting was effective.

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

TGS International Ltd.

Date: August 6, 2021	By:	/s/ Chun Wah John Sung
Chun Wah John Sung
Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2021	By:	/s/ Tao Wang
Tao Wang Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

