Form 10-Q
period 2021-09-30
TGS International Ltd.
filed 2021-11-15
CIK 1701859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 333-217451

TGS INTERNATIONAL LTD.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Unit N1, 3/F, W Luxe, No.5 On Yiu Street, Shatin, New Territories, Hong Kong	N/A
(Address of principal executive offices)	(Zip Code)

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

14,962,298 shares of common stock issued and outstanding as of November 15, 2021.

TGS INTERNATIONAL LTD.

FORM 10-Q

PART I – FINANCIAL INFORMATION

TGS International Ltd. Consolidated Balance Sheets (unaudited)

	September 30, 2021	December 31, 2020
Assets

Current assets
Cash and cash equivalents	$201,136	$69,401
Accounts receivable	413,424	787,023
Other receivables	557,848	532,943
Prepayments and deposits	97,861	205,169

Total current assets	1,270,269	1,594,536

Non-current assets
Property, plant and equipment	2,274,722	2,307,570
Intangible assets	1,097,362	1,097,362
Deposit	50,096	50,299

Total assets	$4,692,449	$5,049,767

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$457,935	$457,824
Accrued charges	336,306	123,241
Other payables	1,638,446	1,568,875
Income tax payable	22,957	22,951
Amount due to a director	-	77,964
Loan from a related person	385,353	386,916
Convertible bond payable, net	-	190,954
Other loans	222,201	27,837

Total current liabilities	3,063,198	2,856,562

Non-current liabilities
Amounts due to stockholders	261,210	376,246
Amount due to a director	1,197,104	951,569
Loan from a stockholder	66,016	-
Other loans	160,175	147,326
Provision for asset retirement obligations	35,359	35,350
Provision for exploration asset compensation	119,365	119,336

Total non-current liabilities	1,839,229	1,629,827

Total liabilities	4,902,427	4,486,389

Commitments	-	-

Stockholders’ equity
Capital Stock
-Preferred stock, $0.0001 par value; 100,000,000 shares authorized, nil issued and outstanding	-	-
-Common stock, $0.0001 par value; 200,000,000 shares authorized, 14,962,298 shares issued and outstanding as of September 30, 2021 and December 31, 2020	1,496	1,496

Additional paid in capital	11,483,220	11,483,220
Accumulated deficit	(11,701,872)	(10,951,630)
Accumulated other comprehensive income	7,178	30,292

Total stockholders’ (deficit) / equity	(209,978)	563,378

Total liabilities and stockholders’ equity	$4,692,449	$5,049,767

The accompanying notes are an integral part of these interim consolidated financial statements.

TGS International Ltd. Consolidated Statements of Operations and Comprehensive Loss (unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

Revenue	$-	$14,628	$-	$107,351
Cost, expenses and other:
Exploration	(112,729)	(15,074)	(225,211)	(114,454)
Selling and distribution	(32,882)	(7,415)	(48,409)	(64,043)
Depreciation of factory equipment	(7,865)	(9,011)	(24,994)	(27,300)
Administrative	(128,945)	(267,711)	(407,587)	(927,545)

Loss from operations	(282,421)	(284,583)	(706,201)	(1,025,991)
Other (expense) / income	(6)	1,581	23,200	17,174
Interest expense	(24,409)	(20,695)	(67,241)	(74,888)
Loss before provision for income taxes	(306,836)	(303,697)	(750,242)	(1,083,705)

Income tax	-	-	-	-
Net loss	(306,836)	(303,697)	(750,242)	(1,083,705)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(22,511)	49,623	(23,114)	174,759
Comprehensive loss	$(329,347)	$(254,074)	$(773,356)	$(908,946)
Net loss per share:
Basic and diluted net loss per share	$(0.02)	$(0.02)	$(0.05)	$(0.07)

Weighted average number of common shares outstanding:
Basic and diluted	14,962,298	14,915,712	14,962,298	14,884,214

The accompanying notes are an integral part of these interim consolidated financial statements.

TGS International Ltd. Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated other comprehensive
	Shares	Amount	Capital	deficit	Income	Total
Balance as of January 1, 2021	14,962,298	$1,496	$11,483,220	$(10,951,630)	$30,292	$563,378

Net loss	-	-	-	(750,242)	-	(750,242)

Foreign currency translation adjustments	-	-	-	-	(23,114)	(23,114)

Balance as of September 30, 2021	14,962,298	$1,496	$11,483,220	$(11,701,872)	$7,178	$(209,978)

The accompanying notes are an integral part of these interim consolidated financial statements.

TGS International Ltd. Consolidated Statements of Cash Flows (unaudited)

	For the Nine Months Ended September 30,
	2021	2020

Cash flows from operating activities
Net loss	$(750,242)	$(1,083,705)

Adjustments to reconcile net loss to net cash generated from/(used in) in operating activities:
Depreciation of property, plant and equipment	33,401	36,905
Loss on disposal of property, plant and equipment	2,197	4,105
Net foreign exchange (gain)/loss	(38,435)	347,856
Amortization of right-of-use asset	-	156,507
Amortization of non-cash interest expenses and bond discount related to convertible bonds	1,354	17,612
Non-cash interest expenses related to other loans	21,109	13,099
Changes in assets and liabilities:
Accounts receivable	373,755	(38,887)
Other receivables	(25,702)	(49,024)
Prepayments and deposits	108,101	(11,551)
Accrued charges	206,735	(79,182)
Other payables	79,984	155,225
Lease liabilities	-	(156,507)
Net cash generated from/(used in) operating activities	12,257	(687,547)

Cash flows from investing activities
Acquisition of property, plant and equipment	(3,048)	(83,635)
Proceeds from disposal of property, plant and equipment	351	1,077
Net cash used in investing activities	(2,697)	(82,558)

Cash flows from financing activities
Advances from stockholders	68,832	453,615
Advances from a director	133,663	12,439
Repayment to stockholders	(1,755)	-
Repayment to a director	(78,524)	(74,249)
Proceeds from new loan – other	-	25,641
Proceeds from issuance of convertible bonds	-	333,332
Net cash provided by financing activities	122,216	750,778

Net increase/(decrease) in cash and cash equivalents	131,776	(19,327)
Effect of exchange rate changes on cash and cash equivalents	(41)	(2,952)
Cash and cash equivalents, beginning of period	69,401	106,850
Cash and cash equivalents, end of period	$201,136	$84,571

Supplemental disclosures:
Interest paid	$20,210	$12,568
Income tax paid	$-	$-
Cash paid for amounts included in measurement of lease liabilities	$-	$139,118

Non-cash investing and financing transactions:
Capitalization of advances from stockholders	$-	$261,274
Conversion of convertible bond and accrued interest into common stock	$-	$334,027
Recognition of Beneficial Conversion Feature (“BCF”) discount at inception of convertible bonds	$-	$7,771

The accompanying notes are an integral part of these interim consolidated financial statements.

TGS International Ltd. Notes to Consolidated Financial Statements September 30, 2021 (Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND GOING CONCERN

TGS International Ltd. (“TGS”, “the Company”) was incorporated in the state of Nevada, United States on December 1, 2016. On September 14, 2018, the Company entered into a Share Exchange Agreement with Arcus Mining Holdings Limited (“Arcus”) and Mr. Chi Kin Loo, Billion Plus Limited, First Fortune Investment Limited, Great Win Limited and Master Value Holdings Limited (the “Selling Stockholders”), pursuant to which the Selling Stockholders agreed to sell all of their ordinary shares of Arcus to the Company in exchange for an aggregate of 7,000,000 shares of common stock of the Company. Arcus, which was incorporated in the Republic of Seychelles on June 17, 2014, and its subsidiaries are engaged in fluorite mining operations in Mongolia, including the processing and sales of fluorite products. Up to September 30, 2021 and the date of this report, the Company owns three mining rights in Mongolia (Mining license numbers: MV-009918, MV-016819 and MV-017305). The Company has adopted open-pit mining at Mine A which is located in Uulbayansoum, Sukhbaatar province (Mining license number: MV-009918). Due to COVID-19, the Mongolian Government has implemented various precautionary measures, including but not limited to closing all ports of entry from and into China (“Precautionary Measures”). The Company has not been able to perform any exploration work at Mine B which is located in Bayan-Ovoo soum, Khentii province (Mining license number: MV-016819) since early 2020.

Basis of presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes of the Company included in its annual report on Form 10-K for the year ended December 31, 2020.

Going concern

The Company incurred an operating loss of $750,242 for the nine months ended September 30, 2021 and, as of that date, had a working capital deficit of $1,792,929 and a net deficit $209,978. Notwithstanding the operating loss incurred for the nine months ended September 30, 2021, the net current liabilities and net deficit as of September 30, 2021, the accompanying consolidated financial statements have been prepared on a going concern basis. Since the Company is currently in the exploration stage, it is still in the capital investing period. The ability of the Company to emerge from the exploration stage depends upon the success of management's plans. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. The management expects formal production will gradually resume after the Precautionary Measures in Mongolia are relaxed. Based on our current level of operations, the management believes its future cash flows from operating activities and existing balances of cash will be sufficient to meet our cash requirements for at least the next 12 months. Future operating activities are expected to be funded by loans from directors, major shareholders and related parties until we have ongoing sources of revenue.

TGS International Ltd. Notes to Consolidated Financial Statements September 30, 2021 (Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recently issued accounting standards

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. In November 2018, FASB issued ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses”, which amends the scope and transition requirements of ASU 2016-13. Topic 326 requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. Topic 326 was originally to be effective for the Company beginning January 1, 2020, with early adoption permitted, on a modified retrospective approach. As a smaller reporting company, the effective date for the Company has been delayed until fiscal years beginning after December 15, 2022, in accordance with ASU 2019-10, although early adoption is still permitted. This standard is not expected to have a material impact to the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”. The amendments in this ASU simplify the accounting for income taxes, eliminate certain exceptions to the general principles in Topic 740 and clarify certain aspects of the current guidance to improve consistent application among reporting entities. ASU 2019-12 is effective for fiscal years beginning after December 15, 2021 and interim periods within annual periods beginning after December 15, 2022, though early adoption is permitted, including adoption in any interim period for which financial statements have not yet been issued. This standard is not expected to have a material impact to the Company’s consolidated financial statements.

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

TGS International Ltd. Notes to Consolidated Financial Statements September 30, 2021 (Unaudited)

NOTE 3 – OTHER PAYABLES

	September 30, 2021	December 31, 2020

Tax and social insurance payable	$53,147	$86,601
Contract liabilities	258,279	296,657
Temporary receipts	730,880	739,948
Other	596,140	445,669
	$1,638,446	$1,568,875

Other mainly represents temporary fund transfers from employees to support short-term operations.

NOTE 4 – CONVERTIBLE BONDS

As of September 30, 2021 and December 31, 2020, the Company had the following convertible bonds outstanding:

	As of
	September 30, 2021		December 31, 2020
	Principal	Accrued Interest	Principal	Accrued Interest
November 2019 HK$1.5 million (equivalent to $192,308) convertible into common shares at $3.60 per share, 5% interest, due April 30, 2021	$-	$-	$192,308	$10,564
Less: Bond discount	-	-	(1,354)	-
	$-	$-	$190,954	$10,564

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

TGS International Ltd. Notes to Consolidated Financial Statements September 30, 2021 (Unaudited)

For the nine months and three months ended September 30, 2021, the Company amortized $1,354 and $341 of the discount and recognized non-cash interest of $3,161 and $790 to interest expenses. For the nine months and three months ended September 30, 2020, the Company amortized $2,317 of the discount (three months ended September 30, 2020 was immaterial), and for the nine months and three months ended September 30, 2020 recognized non-cash interest of $7,210 and $2,424 to interest expenses. All the debt discount on the convertible bond has been amortized as of September 30, 2021. On April 30, 2021, the Company signed a supplementary agreement with the bondholder to further extend the maturity date from April 30, 2021 to May 20, 2021, change the interest rate from 5% to 8%, and revoke the convertible option. As a result, the HK$1.5m is reclassified to other loans. Please see note 6 for additional information.

Other convertible bond agreements

For the year ended December 31, 2020, four new convertible bond agreements were entered into between the Company, Arcus and third party investors. All of them matured during 2020 and were settled by issuing 92,275 common shares at a price stated in the respective agreements, representing loans of HK$2.6 million and interest expenses of HK$5,521, for a total of HK$2,605,521 (equivalent to $334,027) (see note 8). In addition, the Company recognized a beneficial conversion discount of $7,390, of which $695 was amortized as non-cash interest expense for the year ended December 31, 2020.

NOTE 5 – SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

(a) Loan from a related person

As of September 30, 2021 and December 31, 2020, loan from a related person included HK$3 million (equivalent to $385,353 and $386,916, respectively) borrowed from the wife of one of the Company’s stockholders on May 21, 2018. The loan is unsecured, is guaranteed by three stockholders and carried interest at a monthly rate of 3.08% for the first month and a monthly rate of 1.08% for the rest of the term, repayable on May 20, 2019 and subsequently extended to May 20, 2020. The related party lender borrowed the funds that were loaned to Arcus Mining Holdings Limited (“Arcus”), a subsidiary of the Company. Arcus has guaranteed the repayment by the related party of the funds borrowed by the related party. On April 28, 2020, the repayment date was extended to May 20, 2021, and the interest changed to be at a monthly rate of 2.08% for the first month and a monthly rate of 1.08% for the rest of the term. As of the date of this report, no further agreements have been signed. The Company is negotiating the repayment schedule and/or renewal terms with the loan holder. Until such time as the negotiations result in more favorable terms for the Company, the loan is repayable on demand.

(b) Loan from a stockholder

As of September 30, 2021, amount due to a stockholder, Kwing Chun Chu, was HK$513,937 (equivalent to $66,016). The amount due is unsecured, carries interest at 5% per annum and is repayable on September 11, 2021. The amount is then extended from September 12, 2021 to December 31, 2022.

(c) Interest expense incurred to related persons

During the nine months ended September 30, 2021 and 2020, interest expense of HK$323,991 (equivalent to $41,617) and HK$322,500 (equivalent to $41,572), respectively, was incurred to related persons.

During the three months ended September 30, 2021 and 2020, interest expense of HK$121,320 (equivalent to $15,509) and HK$97,500 (equivalent to $12,583), respectively, was incurred to related persons.

TGS International Ltd. Notes to Consolidated Financial Statements September 30, 2021 (Unaudited)

(d) Amounts due to stockholders

As of September 30, 2021, amounts due to stockholders, Tak Leung Ho, Kwong Bun Mak, and Kwing Chun Chu, were $261,210, and as of December 31, 2020, amounts due to stockholders, Kwong Bun Mak, Xianqin Pan and Kwing Chun Chu, were $376,246. The stockholders advanced $68,832 of working capital to meet the financing requirements for the nine months ended September 30, 2021. Amounts due to stockholders are unsecured, had no collateral or guaranty, are interest-free and there are no fixed terms for repayment. The stockholders have agreed not to demand repayment within the next 12 months from September 30, 2021.

(e) Amounts due to directors

On December 10, 2020, Mr. Chi Kin Loo was appointed as a director of the Company. On August 27, 2021, Mr. Pan Xianqin was appointed as director of the Company. As of September 30, 2021, there was an amount due to these directors of $1,197,104. During the nine months ended September 30, 2021, the directors advanced $133,663 to the Company. The amount due is unsecured, had no collateral or guaranty, are interest-free and there are no fixed terms for repayment. The directors have agreed not to demand repayment within 12 months from September 30, 2021.

As of December 31, 2020, amount due to a director, Mr. Tak Shing Eddie Wong, of HK$604,500 (equivalent to $77,964) was unsecured, had no collateral or guaranty and was interest-free. The amount was fully repaid on March 3, 2021. Mr. Tak Shing Eddie Wong resigned as director on March 31, 2021.

NOTE 6 – OTHER LOANS

As of September 30, 2021 and December 31, 2020, a loan of HK$232,718 (equivalent to $29,893) and HK$217,133 (equivalent to $27,837), respectively, was outstanding from an unrelated party. The loan is unsecured, has no collateral or guaranty, carries interest at 10% per annum, and was repayable on June 23, 2021 until extended to December 23, 2021.

On April 30, 2020, at the maturity of the convertible bond of HK$1,500,000 (equivalent to $192,308) (see note 4), the Company signed a supplementary agreement that revoked the conversion option and renewed the loan to May 20, 2021. As a result, the convertible bond has been reclassified to other loans, and on May 21, 2021, the Company signed an amended loan agreement with the unrelated party. The loan is repayable on May 31, 2021, carries interest at 8% per annum and is guaranteed by a director of the Company. As of the date of this report, no further agreements have been signed. The Company is negotiating the repayment schedule and/or renewal terms with the loan holder. Until such time as the negotiations result in more favorable terms for the Company, the loan is repayable on demand.

As of September 30, 2021 and December 31, 2020, a loan of $160,175 and $147,326, respectively, was outstanding from an unrelated party. The loan is unsecured, has no collateral or guaranty, carries interest at 11.61% per annum and the indebtedness of $395,801 matures on December 31, 2029.

TGS International Ltd. Notes to Consolidated Financial Statements September 30, 2021 (Unaudited)

NOTE 7 – NET LOSS PER SHARE

The following table presents the computation of basic and diluted net loss per share for the three and nine months ended September 30, 2021 and 2020:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

Net loss per share – basic and diluted
Net loss	$(306,836)	$(303,697)	$(750,242)	$(1,083,705)
Weighted-average number of common shares outstanding – basic and diluted	14,962,298	14,915,712	14,962,298	14,884,214

Net loss per share
Basic and diluted (Note)	$(0.02)	$(0.02)	$(0.05)	$(0.07)

Note: During the three and nine months ended September 30, 2021 and 2020, the Company had warrants outstanding of 57,111, which under dilutive effect, could potentially dilute basic loss per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been anti-dilutive due to the net losses.

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

TGS International Ltd. Notes to Consolidated Financial Statements September 30, 2021 (Unaudited)

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

NOTE 10 – SUBSEQUENT EVENTS

The Company is dependent on its workforce, mainly subcontracted Chinese workers “the workers”, to perform the mining work, resume exploratory and construction work. The closure of borders implemented by the Mongolian Government has impacted the Company’s ability to deploy its workforce effectively. While expected to be temporary, prolonged workforce disruptions have negatively impacted sales in Mine B in 2020 and 2021 and the Company’s overall liquidity.

If these developments continue throughout 2021, we expect very limited sales and operations in Mine B in 2021 as well. However, our Mongolian office has liaised with the relevant government departments in preparing visa applications for the workers. The workers subsequently entered Mongolia in October 2021 for the preparation of mining work in October. The preparation includes but has not been limited to clearing water stagnation in mining wells, reviewing the temperature of the wells and maintaining turbine generators and the electric power grid.

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

We are a mining company focused on both fluorite mining operations in Mongolia (3 mines in total, Mining license numbers: MV-016819, MV-017305 and MV-009918) and sales of fluorite across Mongolia and China. We have three offices in Hong Kong, in China, and in Mongolia for our operations. Between 2015 to 2017, we set up infrastructure at Mine B, which is located in Bayan-Ovoo soum, Khentii province, Mongolia (Mining license number: MV-016819) (“Mine B”), and appointed SRK Consulting China Limited for resource exploration for Mine A, which is located in Uulbayansoum, Sukhbaatar province, Mongolia (Mining license number: MV-009918) (“Mine A”), and Mine B. The trial production at Mine A and Mine B started in 2019 and 2018 respectively. Mine C, which is located adjacent to Mine B (Mining license number: MV-017305) ("Mine C"), is currently in the mine preparation stage and has not contributed any revenue yet.

Due to the global outbreaks of COVID-19 pandemic (the “Pandemic”) since 2020, the Mongolian Government has implemented various Precautionary Measures. As the borders are gradually reopening, our business is expected to recover gradually in 2022, in terms of labor supply and downsizing government regulations, all of which may positively affect to the business, financial condition, growth strategies and results of operations of the Company.

The operation of Mine B, which generally generated the majority of the operation income for the Company, has been suspended since late November 2019 due to the regular winter break and the outbreak of COVID-19. The operation of Mine A has been suspended since December 2020 due to the Precautionary Measures. Due to gradual loosening of limitations on entry ports in Mongolia, the workers have arrived at both mining sites for the preparation work in October 2021.

The construction of the refinery at Mine B was completed in November 2019. Its power supply upgrade was completed in September 2021 and it is currently awaiting the inspection and approval of the Mongolia government. With the arrival of the workers, the preparation work was resumed in October 2021. It is expected that the construction of the refinery is able to operate steadily in the coming winter break in 2021.

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

The financial situation of the Company is currently volatile but the Precautionary Measures are expected to be relaxed in Mongolia and China. Currently, we are still operating conservatively due to the Pandemic. The Company will continuously and closely monitor the developments of COVID-19, evaluate and proactively address its impact on the Company’s financial position and performance. For the remainder of 2021, the management will continue to be diligent in keeping the operations streamlined and optimizing operations, endeavoring to do our best so to minimize the negative impact on our operations and trial production.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2021 and 2020

Revenue

For the nine months ended September 30, 2021, we had nil revenue due to no sales activities under the Precautionary Measures imposed by the Mongolian Government. Revenue of $107,351 in the nine months ended September 30, 2020 consisted mainly of fluorspar products generated from the trial productions at Mine A.

For the three months ended September 30, 2021, the decrease compared to the three months ended September 30, 2020 is similar to the discussion above.

Exploration costs

Exploration costs are expensed as incurred and included labor and benefits, construction service fee, mining overhead, including food, supplies, utilities and lubricants related to mine exploration.

For the nine months ended September 30, 2021, exploration costs increased from $114,454 to $225,211, representing a significant increase of approximately 97% as compared to the nine months ended September 30, 2020. The significant increase was mainly due to salaries incurred preparing for the opening of the border and maintaining minimal operations. Operating activities in 2020 were reduced significantly due to the Pandemic.

For the three months ended September 30, 2021, exploration costs increased from $15,074 to $112,729, representing a significant increase of approximately 648%, as compared to the three months ended September 30, 2020. The reason for such significant increase was similar to the discussion above.

Selling and distribution costs

Selling and distribution costs included transportation and handling costs related to the movement of finished goods from mines to customer designated locations, security fee, royalty and custom tax.

Selling and distribution costs decreased from $64,043 for the nine months ended September 30, 2020 to $48,409 for the nine months ended September 30, 2021, representing a decrease of approximately 24%. The decrease was mainly due to the decrease in royalty tax paid to the Mongolian Government due to the minimal operations during the Pandemic.

Selling and distribution costs increased from $7,415 for three months ended September 30, 2020 to $32,882 for the three months ended September 30, 2021, representing a significant increase of approximately 343%. The significant increase was mainly due to business travelling cost of the workers for preparation of the resumption of mining work.

Administrative expenses

Administrative expenses included salaries and benefits, consulting, audit, tax, legal, insurance, rent and utilities, net foreign exchange losses and other general operating expenses.

Administrative expenses decreased from $927,545 for the nine months ended September 30, 2020 to $407,587 for the nine months ended September 30, 2021, representing a significant decrease of approximately 56%. The significant decrease was mainly due to the net effect of the decrease in net foreign exchange losses, lease expenses and directors’ remuneration.

For the three months ended September 30, 2021, administrative expenses decreased from $267,711 to $128,945 for the three months ended September 30, 2021, representing a significant decrease of approximately 52%. The significant decrease was mainly due to the net effect of the decrease in net foreign exchange losses, lease expenses and directors’ remuneration.

Interest expenses

Interest expenses mainly included other loans interest, related party loan interest and bond interest arising from convertible bonds.

Interest expenses decreased from $74,888 for the nine months ended September 30, 2020 to $67,241 for the nine months ended September 30, 2021, representing a decrease of approximately 10%. The decrease was mainly due to the decrease in convertible bond interest.

For the three months ended September 30, 2021, interest expenses increased from $20,695 to $24,409 for the three months ended September 30, 2021, representing an increase of approximately 18%. The increase was mainly due to the increase in loan from shareholder since the first quarter of 2021.

Net loss

As a result of the factors described above, we had a net loss of $750,242 for the nine months ended September 30, 2021 as compared to $1,083,705 for the nine months ended September 30, 2020, representing a decrease of approximately 31%. Also, we had a net loss of $306,836 for three months ended September 30, 2021 as compared to $303,697 for the three months ended September 30, 2020, representing an increase of approximately 1%. Although we had nil revenue in the first nine months in 2021, the net loss resulted mainly from the net effect from an increase in exploration cost, a decrease in selling and distribution costs and a decrease in net foreign exchange losses.

Liquidity and Capital Resources

Cash and cash equivalents are short-term, highly liquid investments with original maturities of three months or less. As of September 30, 2021 and December 31, 2020, the Company’s cash was $201,136 and $69,401, respectively. There were no cash equivalents.

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

We expect to continue to make capital expenditures to maintain minimal operations on our mining sites, which we expect will be funded by issuance of convertible bonds and other loans in the future. We expect that the proceeds from the above and our existing cash will be used to fund working capital and for capital expenditures and other general corporate purposes, such as partnering arrangements, or reduction of debt obligations. However, there can be no assurance that we will be able to obtain financing, if at all or upon terms that will be acceptable to us.

Cash Flows

As of September 30, 2021, we had $201,136 in cash and cash equivalents, as compared to $69,401 on December 31, 2020.

Net cash generated from operating activities

The net cash flow from operating activities has reversed from a net cash outflow of $687,547 for the first nine months of 2020 to a net cash inflow of $12,257 for the nine months ended September 30, 2021. Net cash generated from operating activities for the first nine months of 2021 primarily reflected our net loss of $750,242 and the add-back of non-cash items, mainly consisting of depreciation of property, plant and equipment of $33,401, loss on disposal of property, plant and equipment of $2,197, amortization of non-cash interest expenses and bond discount related to convertible bonds of $1,354, non-cash interest expenses related to other loans of $21,109, and changes in operating assets and liabilities primarily consisting of an increase in accounts receivable of $373,755, a decrease of other receivables of $25,702, an increase of deposits and prepayments of $108,101, and an increase of other payables of $79,984.

Net cash used in investing activities

Our net cash used in investing activities decreased significantly to $2,697 for the first nine months of 2021 from $82,558 for the first nine months of 2020. This was represented by the net effect of acquisition of property, plant and equipment at mine sites and proceeds from disposal of property, plant and equipment.

Net cash provided by financing activities

Our net cash provided by financing activities decreased significantly to $122,216 for the first nine months of 2021 from $750,778 for the first nine months of 2020. This was mainly the result of a decrease in advances from stockholders of $384,783 and no proceeds from other loan and issuance of convertible bonds in the first nine months of 2021.

Future Financings

We anticipate continuing to rely on related party and other loans in order to continue to fund our business operations. We believe this will enable us to meet our cash needs for the next 12 months. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing (whether from related parties or otherwise) to fund our planned business activities.

Except for the convertible bonds, related party and other loans during the period, we presently do not have any other arrangements or commitments for additional financing for the expansion of our operations, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with our plan of operations.

Going Concern

The Company incurred an operating loss of $750,242 for the nine months ended September 30, 2021 and, as of that date, had a working capital deficit of $1,792,929 and a net deficit $209,978. Notwithstanding the operating loss incurred for the nine months ended September 30, 2021, the net current liabilities and net deficit as of September 30, 2021, the accompanying consolidated financial statements have been prepared on a going concern basis. Since the Company is currently in the exploration stage, it is still in the capital investing period. The ability of the Company to emerge from the exploration stage depends upon the success of management's plans. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. The management expects formal production will gradually resume after the Precautionary Measures in Mongolia are relaxed. Based on our current level of operations, the management believes its future cash flows from operating activities and existing balances of cash will be sufficient to meet our cash requirements for at least the next 12 months. Future operating activities are expected to be funded by loans from directors, major shareholders and related parties until we have ongoing sources of revenue.

Operating and Capital Expenditure Requirements and Contractual Obligations

There have been no material changes to our operating and capital expenditure requirements and contractual obligations during the nine-months ending September 30, 2021.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the nine months ended September 30, 2021 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting. Management concluded that as of September 30, 2021, our Company’s internal control over financial reporting was effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On August 27, 2021, Mr. Pan Xianqin (“Mr. Pan”) and Mr. Sun Linfa (“Mr. Sun”) were appointed as directors and vice chairman of the board of directors. Mr. Pan and Mr. Sun are currently the beneficial owners of the Company, with 11.20% and 7.73% shareholding, respectively.

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

TGS International Ltd.

Date: November 15, 2021	By:	/s/ Chun Wah John Sung
Chun Wah John Sung
Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2021	By:	/s/ Tao Wang
Tao Wang Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

